Form 10QSB
period 2001-09-30
ANGELCITI MULTIMEDIA INC
filed 2001-11-14
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2001

                        Commission File Number: 333-54468


                            ANGELCITI MULTIMEDIA INC.
             (Exact name of registrant as specified in its charter)




              Nevada                                  88-0427195
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

               1680 N. Vine Street, Suite 904 Hollywood, CA 90028
           (Address of Principal Executive Offices including zip code)

                                 (323) 461-4248
                           (Issuers Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes [ ] No [x]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [x]

As of September 30, 2001, there were 56,623,800 outstanding shares of common stock, par value $0.01.

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                Angelciti Multimedia, Inc.
                                         (Formerly Angelciti.com Multimedia, Inc.)
                                                      Balance Sheets


                                     ASSETS
                                                                           September 30,          December 31,
                                                                               2001                  2000
                                                                          ---------------       ----------------
                                                                             (Unaudited)
Current Assets
  Cash and Cash Equivalents                                                 $    60,892           $   321,092
  Investments                                                                    21,291               101,432
  Other Receivables                                                                --                   1,270
  Prepaid Expenses                                                                  260                 1,358
                                                                            -----------           -----------

Total Current Assets                                                             82,443               425,152
                                                                            -----------           -----------

Property & Equipment, Net                                                        21,579                26,177
                                                                            -----------           -----------

Other Assets
  Notes Receivable - Related Party                                                6,500                 6,500
  Other Assets                                                                    5,331                 5,331
                                                                            -----------           -----------

Total Other Assets                                                               11,831                11,831
                                                                            -----------           -----------

    Total Assets                                                            $   115,853           $   463,160
                                                                            ===========           ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable                                                          $     3,342           $      --
  Accrued Officer Compensation and Related Payroll Taxes                         48,548                15,973
  Deferred Revenues                                                              16,894                57,528
  Accrued Liabilities                                                            10,533                16,391
  Borrowings Against Investment Account                                            --                  37,901
                                                                            -----------           -----------

Total Current Liabilities                                                        79,317               127,793
                                                                            -----------           -----------

Long Term Liabilities
  Convertible Note Payable                                                      146,000               150,000
                                                                            -----------           -----------

Total Long Term Liabilities                                                     146,000               150,000
                                                                            -----------           -----------

    Total Liabilities                                                           225,317               277,793
                                                                            -----------           -----------

Stockholders' Equity
  Common Stock, Authorized 60,000,000 Shares of $.01 Par Value,
    Issued and Outstanding 56,623,800 and 56,323,800, Respectively              566,238               563,238
  Additional Paid in Capital                                                    653,332               648,833
  Prepaid Consultants Fees                                                      (23,950)             (117,700)
  Notes Receivable from Company Officers and Shareholders                       (51,442)              (51,442)
  Retained Earnings (Deficit)                                                (1,253,642)             (857,562)
                                                                            -----------           -----------

Total Stockholders' Equity                                                     (109,464)              185,367
                                                                            -----------           -----------

    Total Liabilities and Stockholders' Equity                              $   115,853           $   463,160
                                                                            ===========           ===========

                                              (Formerly Angelciti.Com Multimedia, Inc.)
                                                      Statements of Operations
                                                             (Unaudited)


                                                 For the Three    For the Three     For the Nine     For the Nine
                                                  Months Ended     Months Ended     Months Ended     Months Ended
                                                  September 30,    September 30,    September 30,     September 30,
                                                      2001              2000             2001             2000
                                                 --------------   --------------   --------------    -------------

Revenues                                           $      2,475     $     11,048     $    187,294     $    256,631

Operating Expenses
  General & Administrative, Selling & Operating         116,805          172,368          539,039          782,511
                                                   ------------     ------------     ------------     ------------

    Total Expenses                                      116,805          172,368          539,039          782,511
                                                   ------------     ------------     ------------     ------------

Net Operating Loss                                     (114,330)        (161,320)        (351,745)        (525,880)
                                                   ------------     ------------     ------------     ------------

Other Income(Expense)
  Interest Income                                           713            1,744            6,460            4,788
  Interest Expense                                         (242)            (472)          (3,468)          (1,192)
  Gain (Loss) on Sale of Marketable Securites           (31,086)            --            (25,113)            --
  Holding Gain (Loss)                                    13,706             --            (20,397)            --
  Miscellaneous Income (Expense)                         (1,315)             269           (1,017)           1,376
                                                   ------------     ------------     ------------     ------------

    Total Other Income(Expense)                         (18,224)           1,541          (43,535)           4,972
                                                   ------------     ------------     ------------     ------------

Loss Before Income Taxes                               (132,554)        (159,779)        (395,280)        (520,908)

Provision for Income Tax Expense                           --               --                800              800
                                                   ------------     ------------     ------------     ------------

Net Income (Loss)                                  $   (132,554)    $   (159,779)    $   (396,080)    $   (521,708)
                                                   ============     ============     ============     ============

Net Income (Loss) Per Share                        $      (0.00)    $      (0.00)    $      (0.01)    $      (0.01)
                                                   ============     ============     ============     ============

Weighted Average Shares Outstanding                  56,623,800       53,443,800       56,523,800       52,640,438
                                                   ============     ============     ============     ============

                                               Angelciti Multimedia, Inc.
                                       (Formerly Angelciti.Com Multimedia, Inc.)
                                                Statements of Cash Flows
                                                      (Unaudited)

                                                                          For the Nine Months Ended
                                                                               September 30,
                                                                   -------------------------------------

                                                                          2001             2000
                                                                       ----------        ----------

Cash Flows from Operating Activities:

  Net Income (Loss)                                                     $(396,080)        $(521,708)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operations:
     Depreciation & Amortization                                            4,595             9,668
     Amortization of Prepaid Expenses                                      93,750              --
     Stock Issued for Services                                              7,500           162,559
     Loss on Sale of Securities                                            25,113              --
     Holding Losses on Trading Securities                                  20,397              --
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                                                     --               1,925
     Inventory                                                               --              (1,294)
     Prepaid Expenses                                                       1,358            (1,000)
     Acquisition of Marketable Securities                                (170,893)             --
     Proceeds from Sale of Marketable Securities                          205,526              --
     Other Assets                                                            (260)           (2,665)
     Increase (Decrease) in:
     Accounts Payable                                                       3,342               550
     Accrued Officer Compensation and Payroll Taxes                        32,575            57,353
     Deferred Revenue                                                     (40,634)           37,216
     Accrued Liabilities                                                   (5,858)            7,429
                                                                        ---------         ---------

  Net Cash Provided(Used) by Operating Activities                        (219,569)         (249,967)
                                                                        ---------         ---------

Cash Flows from Investing Activities
  Payments for Property & Equipment                                          --             (51,332)
  Proceeds from Related Parties                                             1,270              --
                                                                        ---------         ---------

  Net Cash Provided (Used) by Investing Activities                          1,270           (51,332)
                                                                        ---------         ---------

Cash Flows from Financing Activities
  Payments for Note Payable to Stockholder                                 (4,000)          (17,736)
  Proceeds from Convertible Note Payable                                     --             499,965
  Proceeds from Sale of Stock                                                --             282,000
  Payments on Borrowings on Investment Account                            (37,901)             --
                                                                        ---------         ---------

  Net Cash Provided(Used) by Financing Activities                         (41,901)          764,229
                                                                        ---------         ---------

Increase (Decrease) in Cash                                              (260,200)          462,930
                                                                        ---------         ---------

Cash and Cash Equivalents at Beginning of Period                          321,092            63,104
                                                                        ---------         ---------

Cash and Cash Equivalents at End of Period                              $  60,892         $ 526,034
                                                                        =========         =========



Cash Paid For:
  Interest                                                              $   1,104         $   1,192
                                                                        =========         =========
  Income Taxes                                                          $    --           $   1,600
                                                                        =========         =========

Non-Cash Activities:
Common Stock Subscription Receivable for Common Stock Subscribed        $    --           $  17,000
                                                                        =========         =========
Transer of Legal Retainer to Note Receivable                            $    --           $   6,600
                                                                        =========         =========
Issuance of Stock for Future Services                                   $    --           $ 147,125
                                                                        =========         =========
Issuance of Stock for Property & Equipment                              $    --           $  33,974
                                                                        =========         =========
Issuance of Stock for Payment of Liabilities                            $    --           $  10,917
                                                                        =========         =========

                           Angelciti Multimedia, Inc.
                    (Formerly Angelciti.Com Multimedia, Inc.)
                        Notes to the Financial Statements
                               September 30, 2001



GENERAL
-------

Angelciti Multimedia, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         We have suffered operating losses of $161,320 for the three months ending September 30, 2000 and $114,330 for the three months ending September 30, 2001. We have suffered operating losses of $351,745 and $525,880 for the first nine months of 2001 and 2000, respectively. Total revenues of $2,475 for the three months ending September 30, 2001 succeeded revenues of $11,048 for the same period of the prior year. Total revenues of $187,294 for the nine months ending September 30, 2001 succeeded total revenues of $256,631 for the same period of the prior year. The decrease in our revenues was primarily due to a one-time sponsorship fee of $70,000 received from a single sponsor during the second quarter of the year 2000 to promote the AngelCiti Presents the MP3.Com Artist Tour. Moreover, our ongoing operations have been severely impacted by the recent terrorist events of September of this year, as people seem to have become reluctant to frequent crowded events such as those that we produce.

         During this period of reduced revenues, we are striving to control our ongoing expenses. Our overall operating, selling, general and administrative expenses decreased from $172,368 for the three months ending September 30, 2000 to $116,805 for the same period of this year. Our overall operating, selling, general and administrative expenses decreased from $782,511 for the nine months ending September 30, 2000 to $539,039 for the same period of this year.

         Our Other Expense for the nine months ended September 30, 2001 was $43,535 as compared to income of $4,972 for the same period of the prior year. Our Other Expense for the three months ended September 30, 2001 was $18,224 as compared to income of $1,541 for the same period of the prior year. These increased expenses are primarily due to losses on booked and/or unrealized short term investments.

         We believe that we can operate profitably during the course of the next calendar year as we have recently automated our entire administrative process to reduce excess office space and personnel. As a result of this automation, film and music festival entrants can now apply with us directly on-line via the Internet. We respond to them via e-mail rather than via US postal service, which enables us to significantly reduce our postage expense. On line data performed directly by our applicants eliminates our need to staff data entry personnel, which also saves us significant expenses. We also expect to reduce our rent expense beginning November 2001 when the lease for a portion of our office space expires. Our staffing reductions permit us to allow the lease for this space to expire without replacing the lost office space. As we have more effectively branded our AngelCiti name, we have shifted our focus to operating profitably from developing our brand. Despite these efforts, we cannot be sure that we will be able to achieve profitability. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, and, if necessary, additional financing to continue our operations. If the funds that we have raised have been exhausted and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

Liquidity and Capital Resources

         Total cash and cash equivalents as of September 30, 2001 were $60,892 as compared to $321,092 as of December 31, 2000. The decrease in cash from the year ending December 31, 2000 to the nine months ending September 30, 2001 resulted from the losses that we sustained during the first six months of this year. Total working capital as of September 30, 2001 decreased to $3,126 from $297,359 as at December 31, 2000, as a result of the losses that we sustained during the first six months of this year. We have not generated material cash flow from investment activities as we recorded gains on sales of investments of $14,327 for the year ending December 31, 2000 and a loss of $31,086 for the nine months ending September 30, 2001. However, we have an ongoing unrealized trading profit of $13,706 from such activities as of September 30, 2001. As we have exhausted our working capital reserves, we will be dependent upon the proceeds of our current securities offering to finance our ongoing business activities for the next six months but cannot be certain that we will be able to raise sufficient proceeds to remain in business during this period. Unless we achieve significantly greater revenues, we will require additional financing, whether from this offering or otherwise, to continue our operations beyond this six month period.

Future Expenditures

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, upgrades to stream our content over the Internet, expansion of our film festivals and music tours to additional cities and for general working capital purposes


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds.

         Our registration statement on Form SB-2, file number 333-54468 was declared effective by the Securities and Exchange Commission on October 29, 2001. This registration statement included 7,500,000 shares of the Company's $.01 par value common stock that were offered for sale at a price of $1.00 per share, of which 3,053,100 were to be registered on behalf of the Company and 4,446,900 were to be registered on behalf of certain of our shareholders. Our offering of securities commenced immediately thereafter and was self underwritten. We did not employ the use of any underwriter, broker or dealer.

         To date, we have sold a total of 1,300,000 shares. We have received $1,300,000 of proceeds from the sale of these shares. It is unknown how many shares have been sold by our selling shareholders. From the effective date of the Registration Statement to the date of this report, we have not incurred any expenses in connection with our offering.

         The proceeds that we have raised have been applied as follows:

                  Technology and Equipment Upgrades                    $ 50,000
                  Webcasting and Hosting Fees                          $200,000
                  Investor relations and product
                    development services                               $500,000
                  Investment Banking Services                          $500,000

         None of these payments were made to our officers, directors, shareholders owning more than 10% of our outstanding shares or to our affiliates.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information. - None


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                  None

         (b) Reports on Form 8-K filed during the three months ended September 30, 2001. (Incorporated by reference)

                  None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AngelCiti Multimedia, Inc.



Dated: November 15, 2001                By: /s/ Lawrence Hartman
                                            ---------------------
                                            Lawrence Hartman, CEO