Form 10KSB
period 2001-09-30
ANGELCITI MULTIMEDIA INC
filed 2002-05-03
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934
                     For the year ended: September 30, 2001

                         Commission File Number: 0005468

                          ANGELCITI ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                           ANGELCITI MULTIMEDIA, INC.
                           (Former Name of Registrant)

           Nevada                                               88-0427195
------------------------------                              -------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               1680 N. Vine Street, Suite 721 Hollywood, CA 90028
           -----------------------------------------------------------
           (Address of Principal Executive Offices including zip code)

                                 (800) 230-2249
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                      Yes [x] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                      Yes [ ] No [x]

State issuer' revenues for its most recent fiscal year.   $301,979

Transition Small Business Disclosure Format:          Yes [ ] No [x]

As of December 31, 2001, there were 59,238,200 outstanding shares of common stock, par value $0.01. There was no market value for these shares.

Documents incorporated by reference: Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2001 and all amendments thereto, bearing File No. 333-54468 and being declared effective on October 29, 2001.

                                  GENERAL NOTE

     References in this document to "us," "we," or "the Company" refer to AngelCiti Entertainment, Inc. This Report contains forward-looking statements based upon current expectations, assumptions, estimates and projections about AngelCiti Entertainment, Inc. and our industry. These forward- looking statements involve risks and uncertainties.. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

                                     Part I.

Item 1. Business.

General-Organization and Prior Operations
-----------------------------------------

         AngelCiti Entertainment, Inc. is a Nevada corporation that was formed under the name Los Angeles International Film and Music Market, Inc. in May of 1999. Our name was changed to AngelCiti.com Multimedia, Inc., was subsequently changed to Angelciti Multimedia, Inc., and was then changed to our current name in April of this year. We began day to day operations in Hollywood, California on July 12, 1999 as a multi-dimensional entertainment company that produced and promoted film and music festivals featuring independent artists and their works, broadcasts the works of independent film and music artists, as well as other content, over the Internet, and offered film and music production assistance to independent film and music artists. The events of September 11, 2001 have forced us to re-evaluate our operations and revise our business plan.

         We had originally been engaged as a producer and promoter of live film and music festivals and provider of streaming media content over our Internet web site. The content appearing on our web site had been based on the film and music festivals that we had promoted and produced. Our live festivals had been predominantly geared towards independent film producers and musical artists who were not under contract with a record label or who had demonstrated a material fan support base in their local markets or on the Internet.

         We produced film festivals in five cities, consisting of theater screenings of films not available to the general public through traditional. Festivals typically included 30-40 films, including shorts, documentaries and full length features. We produced music concerts in Los Angeles, California and in twelve other cities throughout the country. Revenues from film and music festivals were generated from promotional fees paid by musical artists and film makers, ticket sales for live events, event sponsorship, event program advertising and live event advertising sales.

         The events of September 11, 2001 have seriously impacted our operations as the perception of reduced attendance at our live events has caused sponsorship of our events to be dramatically reduced. As a result, we have been unable to produce live events, have abandoned our live event operations and have developed a new business strategy. Our principal focus remains in the entertainment industry. Rather than promoting film and music events, we intend to operate and manage on-line gaming websites and have authorized the change our corporate name to AngelCiti Entertainment, Inc. to reflect our expanded business.

New Operations
--------------

         We have formed a wholly-owned subsidiary, Worldwide Management. SA, a Costa Rica corporation ("WM"), to own and operate our on-line casino. Our casino operations will be managed by another wholly-owned subsidiary, Worldwide Entertainment, Inc., a Belize corporation ("WEI"). WEI will initially manage our company owned on-line casino. However, it may manage other on-line casinos in the future, should our board determine that such services can be offered profitably and are otherwise in our best interest. We anticipate that out on-line casino will be operational by mid-April 2002.

         Our on-line casino will be operated using software technology licensed by others. Our current software license requires us to pay a set up fee that is payable over several months as well a percentage of our revenues. Our software provider provides us with updates and innovations to their technology, which eliminates our need to fund ongoing research and development expenses.

         Our on-line casino software is operated on company-owned servers that are housed in our Costa Rica office. The hosting of our casino site and maintenance of our equipment are provided by third party vendors. The use of third party vendors for such services helps us minimize our ongoing payroll expense.

         Our on-line casino will operate games of chance including Blackjack, Craps, Video Poker, Roulette, Mini-Baccarat and various forms of on-line slot machines, as well as other games that are created by the licensor of our operating software. Our on-line casino games use software technology that provides enhanced sound and graphics and allows real time interactivity within a user's own web browser. Access to our on line casino is provided through the use of a customer's computer. A customer will have the option of loading and playing casino games through their web browser with no downloading, or a customer will be able to download either the entire website or individual games to achieve faster play. Our online casino offers odds in each game as would be expected from land based games of chance. Players have the opportunity to win or lose in any given game, against any given player, on any given day, just as one does in any land based casino.

         Players can play free of charge or open an account in our office, fund the account and place their funds at risk by betting on the outcome of our games. Wagering customers are required to provide certain personal and financial information, including a user name and password, in order to open an account. In order to make live wagers, a person must purchase electronic cash by making one or more credit card deposits or other forms of cash payment into their account. Our online casino is designed to be an entertaining and interactive real time playing experience that provides maximum security to our customers. We do not disclose any personal or wagering information regarding our customers and access to all accounts is password protected.

         Many of our games have several variations and provide for minimum and maximum betting ranges. Customer winnings (in U.S. Dollars) are automatically credited to a customer's account. Withdrawals are effected by crediting the customer's credit card up to the amount deposited with us, with the balance sent to the customer by check or draft. Customer's are free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

         We do not require our customers to maintain a minimum account balance or place restrictions on amounts accumulated through winnings. Nor do we expect to grant credit to our customers. We do, however, place maximum bet limits for new customers and reserve the right to grant custom wagering and account options to our regular customers based upon their established profiles. We adhere to the Code of Conduct of the Interactive Gaming Council, a gaming industry organization. Among other things, this Code requires us to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtain compulsive gambling. We may suspend a customer's account activity at any time if we suspect or observe compulsive gambling behavior. Unfortunately, we cannot be certain that we will be able to successfully identify or curtail such compulsive gambling by our customers.

         Intellectual Property Rights
         ----------------------------

         We have sought to protect and registered the use of the names AngelCiti and AngelCiti.com by filing for trademark protection with the United States Patent and Trademark Office. We have entered into a license agreement with a third party vendor for the use of our on-line casino software.

         Competition
         -----------

         Our business is highly competitive. We face competition from large numbers of large and small companies, both public and private. Many of these companies have financial resources far greater than ours and have greater leverage in attracting talent, product and personnel. A high degree of competition is expected to continue and there are no significant barriers to entry into our business. Our business may be adversely affected by these factors.

         Internet gambling has grown from 30 sites in 1996 to approximately 1,400 sites in the year 2000 according to the Center for policy Initiatives [what is this]. Bear Stearns estimates that there are approximately 1200 to 1400 e-gaming web sites. These sites offer all types of gambling from bingo and lotto, to classic live games such as roulette, poker, blackjack, craps and slot machines, to betting on amateur and professional sporting events.

         Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we face strong competition in what is expected to be a rapidly growing global industry. Our competitors include CryptoLogic, Inc., Venturetech, Inc., GLC Limited, GoCall, Inc., Cybergames, Inc., Youbet.com, Internet Casinos Ltd., Wager Net, Inc., Casinos of the South Pacific, World Wide Web Casinos and Virtual Vegas, to name a few. Some of our competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable them to operate their own on-line casinos and Internet Web sites. As the barriers to entry into this industry are low, access to this business is made to a wide number of entities and individuals. Required technological and management expertise can be licensed or purchased from existing vendors. Our industry's technology, including hardware, software and the mode through which communications flow are subject to rapid and significant change. Others may develop technologies that render our operations obsolete.

         Employees
         ---------

         As of March 31, 2001, our president, Lawrence Hartman, remains our sole full-time employee. Mr. Hartman is not employed pursuant to the terms of an employment agreement and is not restricted from competing with us should he sever his ties with us. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Item 2. Description of Property

         Our former president permits us to utilize his offices located at 1680 North Vine Street, Suite 721, Hollywood, California for as a mailing address and an administrative office on an as- needed basis. We do not make any payment for this space and this arrangement is subject to change at any time. One of our investors permits us to utilize his office, which consists of approximately 800 square feet of office space at 1109 North Federal Highway, Ft. Lauderdale, FL, as an additional stateside administrative office. We do not make any payment for this space and this arrangement is subject to change at any time. We sublease office space in Oficentro La Sabana, Edificio #1, Piso #3, San Jose, Costa Rica for the monitoring of our on-line gaming subsidiaries on a month to month basis. This sublease requires base rent payments of $502.00 per month. We believe that each of the foregoing properties is suitable for our needs over the next 12 months, and further believe that additional space would be readily available should we need it.

Item 3. Legal Proceedings

         We are not a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, our financial condition or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         None




                                     PART II

Item 5 Market For Common Equity and Related Stockholder Matters

Trading Market
--------------

         There is no public trading market for our common stock, nor can we be certain that a trading market for our securities will ever develop.

Holders
-------

         As of the date of this Report, there are 53 shareholders of our common stock.

Dividends

         We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business, and that no dividends on the shares of common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

         The following table describes the identity of purchasers or holders of our unregistered shares, along with the date of issuance and amount of shares purchased:


          OWNER                     DATE OF ISSUANCE                            AMOUNT(1)
---------------------------------------------------------------------------------------------------
Lawrence S. Hartman                 July 15, 1999                      22,400,000 common shares(2)
Lawrence S. Hartman                 March 31, 2000                          4,000 common shares(11)
Adam Zoblotsky                      July 15, 1999                      22,400,000 common shares(2)
Carl R. Ceragno                     July 30, 1999                         200,000 common shares(3)
                                    November 1, 2000                       40,000 common shares(3)
Lawrence H. Fox                     July 30, 1999                         280,000 common shares(3)(4)
                                    November 1, 2000                       40,000 common shares(3)
Sherry Rosenblum                    July 30, 1999                         820,000 common shares(5)
Stacey Rosenblum                    July 30, 1999                         760,000 common shares(5)
Almajean O'Connor                   October 18, 1999                       80,000 common shares
Glenn Preslier                      October 20, 1999                       80,000 common shares
Edward G. Brown                     October 26, 1999                       40,000 common shares
Aaron Geller                        October 26, 1999                       40,000 common shares
MAP Family Trust                    October 26, 1999                      200,000 common shares
Mark Fox                            November 1, 1999                       80,000 common shares
Houston Ma                          November 1, 1999                      112,000 common shares
Eugene Fox                          November 3, 1999                       40,000 common shares
Adam Epstein                        December 1, 1999                      800,000 common shares(6)
Tahnee Mckellar                     December 1, 1999                       40,000 common shares(5)
Payem Golespany                     January 10, 2000                       29,400 common shares(7)
Mark Fox                            January 20, 2000                       40,000 common shares
Lee Nailon                          January 20,2000                        80,000 common shares
Barbara Horenstein                  January 26, 2000                       16,000 common shares
Wye & Whalsay                       January 27, 2000                    2,000,000 common shares(16)
Cornelius Considene                 January 28, 2000                       80,000 common shares
Edward G. Brown                     February 5, 2000                       40,000 common shares
Joe Penner                          February 27, 2000                     162,400 common shares(14)


Kailuamana Corp.                    February 27, 2000                   2,000,000 common shares(8)
Dewayne Barron                      March 10, 2000                        480,000 common shares(12)
Jason Bruzick                       March 10, 2000                         80,000 common shares (15)
Jacqui Knapp                        March 10, 2000                         60,000 common shares(9)
Arnie Malenenko                     October 6, 2000                     2,800,000 common shares(10)
Andrew Farber                       March 28, 2001                        150,000 common shares (13)
Jeffrey Klein                       March 28, 2001                        150,000 common shares(13)
----------------


(1) Reflects an 8:1 forward stock split effective for shareholders of record as of November 10, 2000. These shares had been issued to our founders, employees, officers, directors, consultants and certain accredited investors. Unless otherwise noted, these shares have been issued for cash at a sale price of $0.125 per share.
(2) Issued to our founders for services rendered in connection with our formation and initial development.
(3) Issued in consideration for serving on our board of directors.
(4)80,000 of said shares issued in consideration for legal services rendered.
(5) Issued in connection for consultation services that introduced our founders and established certain trade contacts and valued at $.125 per share.
(6) Issued in connection with consulting services that established our relationship with tickets.com and MP3.com and valued at $.125 per share. (7) Issued in consideration for the sale of computer equipment valued at $3,675. (8) Issued to a foreign entity in connection with consulting services regarding general business advisory services pursuant to Regulation S valued at $.125 per share.
(9) Issued in partial consideration for three months employment services valued at $7,500. Ms. Knapp had been employed by us as our press specialist.
(10) These shares were issued to Mr. Malenenko upon conversion of $500,000 face value of our convertible promissory notes that were purchased in September 2000. Mr. Malenenko still holds of $150,000 of our promissory note due September 7, 2003. This indebtedness is convertible into our shares at Mr. Malenenko's option at the rate of $0.125 per Share. Should Mr. Malenenko convert the entire balance of his promissory note to our shares, he would be entitled to receive an additional 1,200,000 shares.
(11) Issued to one of our directors at a price of $125 per share, partially in lieu of the payment of interest on a loan payable by us to said director.
(12) Issued to a consultant at a price of $.125 per share in connection with web site services rendered.
(13) Issued in partial consideration for legal services rendered to us, valued at $7,500.
(14) Issued in consideration for the sales of a sport utility vehicle used by us that was valued at $20,300.
(15) Issued in consideration for developing database software that we use to track musicians, film makers and event attendees, valued at $.125 per share.
(16) Sold to a foreign investor for cash at a price of $.125 per share pursuant to Regulation S.

We raised net proceeds of $364,750 upon the sale of our shares to those individuals and entities listed above who purchased their shares for cash. Of these individuals and entities, one is a foreign entity whose purchase was made pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. These sales were made at a price of $.125 per share. The remaining sales were made in reliance upon the exemption from the registration provisions of the Securities Act afforded by Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 promulgated thereunder.

All but one of the aforementioned issuances and sales for services rendered were made in reliance on Section 4(2) of the Securities Act, as amended, as transactions by an issuer not involving a public offering. One of these sales was made to a foreign entity, which was exempt from registration under the provisions of Regulation S, promulgated under the Securities Act of 1933, as amended.

The purchasers of all of the securities described above acquired them for their own account and not with a view to any distribution of said shares to the public, with the exception of a portion of the shares issued to Messrs. Farber and Klein, which were issued with registration rights in anticipation of this offering. All of said shares bear legends stating that the securities may not be offered, sold or transferred other than pursuant to an effective registration statement under the 1933 Act, the provisions contained in Regulation S (if appropriate), or an exemption from such registration requirements. No underwriter was utilized in connection with the offer or sale of such securities and no underwriting discounts were paid.

         We raised net proceeds of $500,000 upon the issuance of a convertible promissory note in an isolated private offering to one accredited individual listed above, which was exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rules 506 promulgated thereunder, of which $350,000 was converted into 2,800,000 of our shares. No underwriter was utilized in connection with the offer or sale of such securities and no underwriting discounts were paid.

         During the first quarter of 2002, we raised $122,000 upon the sale of 244,000 of our common shares at a price of $0.50 per share pursuant to the terms of Regulation S. No underwriter was utilized in connection with the offer or sale of such securities and no underwriting discounts were paid.

Use of Proceeds from Registered Securities
------------------------------------------

         On January 26, 2001 we filed a registration statement with the U.S. Securities and Exchange Commission bearing file number 333-54468. This registration statement sought to register a total of 7,500,000 of our common shares, 3,053,100 of which were to be sold on our behalf and 4,446,900 of which were to be sold on behalf of our selling shareholders. This registration statement was declared effective by the Securities and Exchange Commission on October 29, 2001 and our offering commenced at that time. No underwriter was utilized in connection with the offer or sale of such securities and no underwriting discounts were paid. We terminated this offering with respect to 438,100 common shares that remained unsold by us and 4,446,900 shares that remained unsold by our selling shareholders on February 6, 2002. From October 1, 2001 to the date that our public offering terminated, we sold 2,615,000 shares of common stock at a price of $1.00 per share, raising total proceeds of $2,615,000. The proceeds were raised in the form of $15,000 in cash, which was used for general working capital purposes, as well as $1,300,000 in a combination of: (i) $1,236,667 face value of promissory notes, full payment for which is due in November of 2003; and (ii) restricted shares in Accesspoint Corp., a publicly traded microcap company which the Company values at $63,333. The remaining $1,300,000 was raised in the form of services by contractors who were neither officers, directors nor shareholders owning 10% or more of our shares. We did not incur any expenses in connection with the sale of these shares. The foregoing application of proceeds represents a significant change from the use of proceeds listed in our registration statement as we have discontinued the operation described in our registration statement and have employed a new business strategy.

Item 6 Management's Discussion and Analysis or Plan of Operations

         The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and attached footnotes that are included elsewhere in this Report. Except for the historical information contained in this Report, the discussion contained in this Report contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative of these words or similar expressions or by discussions of strategy. Our actual results could differ materially from those discussed in this Report.

         We report based upon the consolidated operations of all of our business segments due to the fact that at present only the film festivals have provided a material source of income and expense for our operations.

Results of Operations.

         We have suffered operating losses of $385,925 for the year ending December 31, 2000 and $652,412 for the year ending December 31, 2000. Total revenues of $301,979 for the year ending December 31, 2001 succeeded revenues of $331,851 for the year ended December 31, 2000 as a result of a decrease in our business following the tragedy of September 11, 2001 and our subsequent change in our business focus.

         Our event costs decreased from $228,421 for the year ended December 31, 2000 to $115,969 reflecting fewer live events produced for the year. Our Selling, general and administrative expenses decreased from $755,842 for the year ended December 31, 2000 to 571,935 for the year ended December 31, 2001 in line with our decreasing operations.

         From December 31, 1999 to December 31, 2000, the most significant increases in our general and administrative expenses were wages and salaries, which increased from $68,501 to $151,740, rent expense, which increased from $6,698 to $46,480, travel and entertainment expenses, which increased from $5,266 to $25,045, and supplies expense, which increased from $5,185 to $47,910. The increased expenses resulted from the significantly greater number of events that we produced during the year 2000 as opposed to the prior year as well as our need to physically expand the premises within which we operate to accommodate our growth. The increase in our wages and salaries reflected salaries of a webmaster, sponsorship director and public relations director who were hired during the year.

         Our revenues decreased approximately 25% from the period ending June 30, 2000. This decrease was primarily due to a one-time sponsorship fee of $70,000 received from a single sponsor during the second quarter of the year 2000 to promote the AngelCiti Presents the MP3.Com Artist Tour. Material changes in our expenses from the six months ending June 30, 2000 to June 30, 2001 include a decrease in wages and salaries from $64,510 to $57,005, a decrease in advertising expense from $31,989 to $1,365, a decrease in outside consulting charges from $178,054 to $67,282, a decrease in film festival expense from $89,072 to $81,622, a decrease in web-related fees from $62,910 to $598, a decrease in supplies expense from $18,259 to $1,404, and a decrease in insurance expense from $6,240 to $850. These changes also reflect a greater number of events that we have produced as well as our efforts to pare down our costs.

         For non-monetary barter transactions, we recognized revenues of $7,210 and $39,639 for the periods ending December 31, 1999 and December 31, 2000, respectively and corresponding expenses of $7,210 and $39,639 for the same periods. For non-monetary barter transactions, we recognized revenues of $37,935 and $38,700 for the six month periods ending June 30, 2000 and June 30, 2001, respectively and corresponding expenses of $37,935 and $38,700 for the same periods.

         Our Other Expense for the year ended December 31, 2000 was $43,867 as compared to $827 for the year ended December 31, 1999 and was $25,311 for the six months ended June 30, 2001 as compared to $3,431 for the six months ended June 30, 2000. This increase is primarily due to losses on short term investments net of realized gains. The $25,311 of other expense for the six months ended June 30, 2001 was comprised of income from dividends, interest, and gains on the sale of marketable securities, less margin expense and unrealized losses of $34,103 in our marketable securities portfolio.

         We have revised our business plan to operate an on-line casino. We anticipate that our on- line casino will be operational during the second quarter of 2002. Events beyond our control may delay the commencement of these operations. We will not earn revenues until we our on-line casino has commenced operations and we cannot be certain that we will be able to operate profitably. Until that time, we remain dependent upon funds that we have raised and additional financing to remain in business. If the funds that we have raised have been exhausted and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

Liquidity and Capital Resources

         Total cash and cash equivalents as of December 31, 2001 were $563 as compared to $321,092 as of December 31, 2000. The significant decrease resulted from our ongoing operating losses. Total working capital as of December 31, 2001 decreased to $49,051 from $297,359 as at December 31, 2000, as a result of our ongoing losses. Given, our history of significant ongoing losses, working capital deficits and limited financial resources, our auditor has raised substantial doubts about our ability to continue as a going concern. As a result of our ongoing losses and working capital deficits, we have been forced to raise additional capital. Towards this end, we are seeking to raise up to $2,500,000 in a private offering made pursuant to Regulation S under the Securities Act of 1933. To date, we have sold 234,000 of our common shares pursuant to this offering at a price of $0.50 per share and have raised net proceeds of $117,000.

         While we believe that we will have sufficient reserves to finance our ongoing business activities for the next twelve months, we cannot guaranty that this will be the case and we may require additional financing to continue our operations during this period. Unless we achieve significantly greater revenues, we will require additional financing to continue our operations.

Future Expenditures
-------------------

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, upgrades to our operating software and for general working capital purposes.

Item 7 Financial Statements

         Attached hereto and filed as a part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-__.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         In November 13, 2001, we changed our auditors from Hein & Associates to Chisholm and Associates, LLP. Notice of this change was filed with the Securities and Exchange Commission on Form 8-K/A on December 4, 2001. There were no disagreements with our prior auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Our prior auditors confirmed that there were no such disagreements in a letter that was made an exhibit to our 8-K filing.





                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

         The following table sets forth the ages and positions held by our executive officers, directors and control persons:

NAME                                AGE              POSITIONS HELD
-----------------------------------------------------------------------------------------------------
Larry S. Hartman(1)                  35              Director and Chief Executive Officer, President,
                                                     Treasurer (CFO) and Secretary
Carl R. Ceragno(1)                   55              Director
Lawrence H. Fox(1)                   36              Director

(1) The directors named above will serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors shall have been elected and accepted their positions. Directors are elected for one-year terms.

         Lawrence S. Hartman. Lawrence S. Hartman has served as our Chief Executive Officer, Chairman of the Board of Directors and Secretary since May 14, 1999. Mr. Hartman expanded his duties to serve as our president, treasurer and chief financial officer as well, upon the resignation of Adam Zoblotsky from those offices on December 1, 2001. Mr. Hartman's daily activities include supervising development of our on-line casino, meeting and speaking with potential business affiliates, working with our legal counsel, accountants, and auditors, and general corporate administration. Mr. Hartman currently devotes approximately 30 hours per week towards our operations. Since May of 1999, Mr. Hartman has served as a director and Vice President-Corporate Counsel of Communications Research, Inc., a New Jersey based systems integration and video conferencing design company ("CRI"). Mr. Hartman does not devote his full time efforts to the affairs of CRI. Rather, he provides his time to CRI on an "as needed" basis, which has historically represented approximately 5% of his time. Mr. Hartman devotes the remainder of his time offering consulting services to development stage companies. From May of 1998 to June of 1999, Mr. Hartman had served as a senior manager, investment banking, for the Olwen Federal Bank, where his responsibilities were devoted towards real estate asset management. From January 1996 to May of 1998, Mr. Hartman served as Vice President, secretary and general counsel with Tarragon Realty Advisors, a real estate investment trust. From January of 1994 until January of 1996, Mr. Hartman was employed as an associate attorney with the law firm of Cedarwood Brothers, where his area of practice was limited to real estate and corporate law.

         Mr. Hartman earned a Bachelor of Arts degree from Albany University in May of 1987. He earned his Juri Doctor degree from Columbia Law School in May of 1990. Mr. Hartman is currently licensed to practice law in the State of New York.

         Carl R. Ceragno. Mr. Ceragno has served as our director since July 30, 1999. He has been president and chief executive officer of CRI since 1989. His responsibilities include system design engineering, project management, sales and technical proposal preparation. From May 1997 through May 1999, Mr. Ceragno also served as president of Visual Telephone International, Inc., a publicly traded company that had been the parent company of CRI. From July 1969 through June of 1992, Mr. Ceragno served as a studio engineer, project engineer, chief engineer, and ultimately vice president of engineering for Tele-Measurements, Inc., an A/V systems integration business located in Clifton, New Jersey.

         Mr. Ceragno received a bachelor of sciences degree in May of 1969 from Emerson College, Boston, MA. At graduation, he was honored by receiving the departmental award for excellence and service to the Emerson College broadcasting department.

         Mr. Ceragno has given numerous network design and video conferencing lectures, has taught technical classes at Emerson College and has authored numerous lectures regarding telecommunications technology and integration.

         Lawrence H. Fox. Lawrence H. Fox has served as our director since July 30, 1999. Mr. Fox has served of counsel to the law firm of Mister, Silage & Fein since August 1, 1999. His practice is currently concentrated in the areas of corporate and securities law. From September 1990 to May 1999, Mr. Fox was an associate attorney with the law firm of Rogers & Wells in their New York City office, where he practiced corporate and securities law. Since September 1994, Mr. Fox has served as an NBA player's agent.

         Mr. Fox earned a Juris Doctor Degree from the Boston University Law School in May 1990. He is currently licensed to practice law in the State of New York. He earned a Bachelor of Arts degree from the State University of New York at Albany in May 1987.

Compliance with Section 16(a)
-----------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and persons owning more than 10% of our equity securities are required to furnish us with copies of all Section 16(a) filings.

         We believe that all of our officers directors and persons owning more than 10% of our equity securities have been in compliance with Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2001.

Item 10 Executive Compensation

         Our Board has authorized payment of an annual salary of $50,000 to Mr. Hartman. In addition, Mr. Hartman is entitled to receive a non-accountable expense allowance to reimburse his reasonable out-of-pocket expenses incurred on behalf of the Company. Mr. Hartman is not employed pursuant to the terms of an employment agreement and is free to compete with us once his employment with us is terminated. We do not currently have any employee incentive stock option plan.

         The following table sets forth the compensation of our sole officer for the last two (2) fiscal years:


NAME AND                            ANNUAL COMPENSATION          LONG TERM COMPENSATION
PRINCIPAL POSITION       YEAR   SALARY(1)    BONUS   OTHER(2) STOCK    SAR's   LTIP  OTHER
------------------       ----   ---------    -----   -------  -----    -----   ----  -----

Lawrence S. Hartman      2000   $57,000      $0.00    $0.00   $0.00    $0.00  $0.00  $0.00
CEO, CFO and secretary   2001   $50,000      $0.00    $0.00   $0.00    $0.00  $0.00  $0.00

            -------------------------------------------------------------------

(1) Mr. Hartman had deferred a portion of his salary during the years ended December 31, 2000 and December 31, 2001. As of December 31, 2001, Mr. Hartman forgave all accrued deferred compensation due him.

(2) Does not include loans made to Mr. Hartman or a non-accountable expense allowance payable to Mr. Hartman. The non-accountable expense allowance serves as reimbursement of personal funds expended for business purposes.

Terms of Office
---------------

         Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

Directors' Compensation

         No compensation has been paid to inside directors for service in such capacity in the past. Each independent director receives 200,000 shares of stock upon appointment to the board (after reflecting an 8:1 forward stock split effective as of November 10, 2000), receives annual compensation in the form of 40,000 shares (post split), and may be reimbursed for expenses incurred in connection with attendance at Board and committee meetings. At such time as the Board of Directors deems appropriate, we intend to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors.

Item 11 Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2001, we had 59, 238,200 common shares issued and outstanding. The following table sets forth the ownership, as of December 31, 2001, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our officers and directors, and all of our executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.


TITLE OF                                         NO. OF          PERCENTAGE OF
CLASS              NAME & ADDRESS                SHARES       OUTSTANDING SHARES
--------------------------------------------------------------------------------
Common stock       Lawrence S. Hartman         22,400,000           37.8%
                   1680 N. Vine St., #721
                   Hollywood, CA 90028

Common stock       Adam Zoblotsky              22,400,000           37.8%
                   1680 N. Vine St., #904
                   Hollywood, CA 90028

Common stock       Carl R. Ceragno                240,000            0.4%
                   69 Wesley Street
                   S. Hackensack, NJ 07665

Common stock       Lawrence H. Fox                320,000            0.5%
                   708 Third Ave.
                   New York, NY 10017

All Officers and Directors as a Group
(3 Individuals)                                22,960,000           38.8%

Changes in Control.
-------------------

There are currently no arrangements which would result in a change in control of our management.

Item 12 Certain Relationships and Related Transactions.

         Our founders, Lawrence S. Hartman and Adam Zoblotsky, had each been issued 22,400,000 of our post-split shares on July 15, 1999 in connection with our formation. Messrs. Hartman and Zoblotsky were each granted options to purchase an additional 12,000,000 of our shares at prices ranging from $.125 and $.25 per share. Messrs. Hartman and Zoblotsky have surrendered these options to us at the time that we offered our shares to investors pursuant to a private offering last year. Mr. Hartman is also our director, president, secretary, chief executive and chief financial officer.

         Carl R. Ceragno, one of our directors, was issued 200,000 of our post-split shares when he had been appointed to our board of directors and was issued an additional 40,000 of our post-split shares when he agreed to serve on our board for an additional year. Lawrence H. Fox, one of our directors, was issued 200,000 of our post-split shares when he had been appointed to our board of directors, was issued an additional 80,000 shares in exchange for legal consulting services, and was issued an additional 40,000 of our post-split shares when he agreed to serve on our board for an additional year.

         The following table indicates the number of our shares issued to our directors, promoters and officers, the date of issuance thereof and the consideration paid for the shares:


Name                  Number and Class of Shares(1)           Consideration                 Date
----                  -----------------------------           -------------                 ----

Lawrence S. Hartman    22,400,000 Common shares              $        -0-(2)           July 15, 1999
                            4,000 Common shares              $     500.00              March 31, 2000

Adam Zoblotsky         22,400,000 Common shares              $        -0-(2)           July 15, 1999

Carl R. Ceragno           200,000 Common shares              $   2,500.00(3)           July 30, 1999
                           40,000 Common shares              $   5,000.00(3)           November 1, 2000

Lawrence H. Fox           200,000 Common shares              $   2,500.00(3)           July 30, 1999
                           80,000 Common shares              $  10,000.00(4)           July 30, 1999
                           40,000 Common shares              $   5,000.00(3)           November 1, 2000
                          -----------------------------------------------------

(1) Reflects a 8:1 forward stock split effective for shareholders of record as of November 10, 2000.
(2) These shares were issued for organizational services rendered to us.
(3) These shares were issued in consideration for serving on our Board of Directors and were valued at $5,000.
(4) These shares were issued in consideration for legal services rendered.

         From the time of our formation to date, Mr. Hartman loaned us $17,736. This loan was not supported by a promissory note but accrued interest at the rate of 10%. Interest in the amount of $839 ($339 in cash and $500 in the form of 4,000 shares of our common stock) and the outstanding principal of $17,736 had been repaid in March 2000.

         From our inception through September 30, 2000, we paid Messrs. Hartman and Zoblotsky an annual salary of $60,000 per year. However, to save cash, Messrs. Hartman and Zoblotsky each agreed to defer $18,270 of their salary during 1999. Actual salary payments to Messrs. Hartman and Zoblotsky commenced on January 1, 2000. Messrs Hartman and Zoblotsky deferred $30,990 and $27,168 of their respective salary during the year 2000. Additionally, Mr. Hartman had deferred $25,000 of his salary during the six months ended June 30, 2001. As of December 31, 2001, Mr. Hartman had forgiven all deferred salary. From October 1, 2000, we paid Messrs. Hartman and Zoblotsky an annual salary of $50,000 each plus a non- accountable expense allowance of $2,000 per month, each, to allow them to continue to market our business and our brand name. The non-accountable expenses are not considered salary for Messrs. Hartman and Zoblotsky, but are reimbursement for personal funds expended for business purposes. From February 2000 to October, 2000, Mr. Zoblotsky was using a company owned vehicle and Mr. Hartman received an automobile allowance of $500 per month.

         We have loaned Messrs. Hartman and Zoblotsky $25,000 each, as of October 20, 2000. These loans are not supported by a promissory note, are not interest bearing and have a five year term. In exchange for this loan, they have each forgiven $40,000 of deferred compensation and applied the same to the capital of our company.

         Our operating lease, as amended, is entered into between our landlord and Messrs. Hartman and Zoblotsky. Messrs. Hartman and Zoblotsky have assigned this lease to us at the same terms that are contained in the lease.

         As of September 15, 2000, we loaned CRI, a company controlled by Mr. Carl R. Ceragno, one of our directors, $6,500 pursuant to the terms of a promissory note that bears interest at the rate of eight percent per annum. Principal and interest is due on September 15, 2002. As additional consideration for making this loan, Communications Research, Inc. issued 50,000 shares of their common stock to us. These shares are subject to registration rights. CRI has filed a registration statement with the SEC to register these and other shares. There is currently no publicly traded market for these shares and we cannot offer any assurance that a publicly traded market for these shares will ever develop even following the effectiveness of the CRI registration statement.

Subsequent Events
-----------------

         Following the end of our most recent calendar year the following transactions transpired with respect to our officers, directors, promoters and/or shareholders owning 10% or more of our shares:

         On January 14, 2002, we sold all rights that we possessed to the Beverly Hills Film Festival to an entity controlled by our former President, Adam Zoblotsky. In exchange for these rights and the forgiveness of a $25,000 loan made by the Company to Mr. Zoblotsky, Mr. Zoblotsky surrendered 20,000,000 shares of our common stock that he owned to our treasury, leaving him with 2,400,000 of our common shares.

         On January 14, 2002, Mr. Hartman returned 13,360,000 shares of our common stock to our treasury in exchange for the forgiveness of a $25,000 loan made by the Company to Mr. Hartman and the issuance to Mr. Hartman of an option to purchase 3,000,000 of our common shares at a price of $0.10 per share. This left Mr. Hartman with 9,040,000 of our common shares without taking into account the 3,000,000 shares that Mr. Hartman may purchase in the future pursuant to the aforementioned option.






                                     Part IV


Item 13 Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

                  1. Financial Statements of the Registrant are included under Item 7 hereof.

                  2.       Financial Statement Schedules - None

                  3.       Exhibits:

Exhibit No.       Description
   3.1            Articles of Incorporation, as amended*
   3.2            Bylaws, as amended*
  16.1            Letter on Change in Certifying Accountant**
  17.1            Letter on Director Resignation***
  21.1            Names of Subsidiaries
  23.1            Consent of Farber& Klein
                  (included in the opinion of Farber & Klein)*

              ----------------------------------------------------

* Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001

**       Included in Form 8-K/A filed on December 4, 2001.

***      Included in Form 8-K filed on December 7, 2001.

Reports on Form 8-K
-------------------

         Incorporated by reference.

                  8-K/A filed on December 4, 2001.
                  8-K filed on December 7, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANGELCITI ENTERTAINMENT, INC.

                                       /s/ Lawrence Hartman
Dated: May 3, 2002              By:    -----------------------------------------
                                       Lawrence Hartman, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                     Title                       Date
         ---------                     -----                       ----

/s/ Lawrence Hartman
------------------------               Director                    May 3, 2002
    Lawrence Hartman

/s/ Lawrence Fox
------------------------               Director                    May 3, 2002
    Lawrence Fox

/s/ Carl Ceragno
------------------------               Director                    May 3, 2002
    Carl Ceragno

                           ANGELCITI MULTIMEDIA, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


Independent Auditors' Report............................................... 3

 Balance Sheet............................................................. 4

 Statements of Operations.................................................. 5

 Statements of Stockholders' Equity (Deficit).............................. 6

 Statements of Cash Flows.................................................. 7

Notes to the  Financial Statements......................................... 9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors



We have audited the accompanying balance sheet of Angelciti Multimedia, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngelCiti Multimedia, Inc. as of December 31, 2001, and the results of their operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has minimal assets and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Chisholm & Associates, PC
North Salt Lake, Utah
March 12, 2002

                           ANGELCITI MULTIMEDIA, INC.
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2001
                                                                      ---------
CURRENT ASSETS

   Cash and cash equivalents                                          $     563
   Trading securities                                                    52,582
   Prepaid expenses                                                       6,065
                                                                      ---------

     Total Current Assets                                                59,210
                                                                      ---------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                                   902
   Equipment                                                             30,007
   Accumulated depreciation                                             (20,193)
                                                                      ---------

     Total Property and Equipment                                        10,716
                                                                      ---------

OTHER ASSETS

   Available for sale securities                                        187,500
   Intangible assets                                                        522
   Accumulated amortization                                                (522)
   Notes receivable-related party                                         6,500
   Security deposit                                                       4,886
                                                                      ---------

     Total Other Assets                                                 198,886
                                                                      ---------

     TOTAL ASSETS                                                     $ 268,812
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                           ANGELCITI MULTIMEDIA, INC.
                                  Balance Sheet


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,
                                                                        2001
                                                                     ----------
CURRENT LIABILITIES

   Accounts payable                                                  $    3,343
   Accrued liabilities                                                    6,818
                                                                     ----------

       Total Current Liabilities                                         10,161
                                                                     ----------

LONG-TERM LIABILITIES

   Notes Payable                                                        146,000
                                                                     ----------

       Total Long-Term Liabilities                                      146,000
                                                                     ----------

       TOTAL LIABILITIES                                                156,161
                                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.01 per share; authorized 60,000,000
    shares; issued and outstanding 59,238,200 shares                    592,382
   Additional paid-in capital                                         3,290,736
   Prepaid consulting fees                                           (1,300,000)
   Notes receivable - officers                                          (55,442)
   Subscription receivable                                           (1,248,864)
   Accumulated comprehensive income                                      73,650
   Accumulated deficit                                               (1,239,811)
                                                                     ----------

     Total Stockholders' Equity (Deficit)                               112,651
                                                                     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $  268,812
                                                                     ==========

   The accompanying notes are an integral part of these financial statements.

                           ANGELCITI MULTIMEDIA, INC.
                            Statements of Operations


                                                             For the
                                                            Year Ended
                                                            December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------

NET SALES                                         $    301,979     $    331,851
                                                  ------------     ------------

COST & EXPENSES:

   Event costs                                         115,969          228,421
   Selling, general and administrative                 571,935          755,842
                                                  ------------     ------------

     Total costs and expenses                          687,904          984,263
                                                  ------------     ------------

LOSS FROM OPERATIONS                                  (385,925)        (652,412)
                                                  ------------     ------------

OTHER INCOME (EXPENSES):

   Interest income                                      16,197            9,993
   Interest expense                                     (2,955)          (1,331)
   Gain on sale of property and equipment                 --                670
   Gain (loss) on sale of marketable securities         (7,777)          14,327
   Holding gain (loss)                                    --            (69,161)
   Other (expenses), net of other income                  (989)           1,635
                                                  ------------     ------------

     Total Other Income (Expenses)                       4,476          (43,867)
                                                  ------------     ------------

(LOSS) BEFORE INCOME TAXES                            (381,449)        (696,279)

INCOME TAXES                                              (800)            (800)
                                                  ------------     ------------

NET (LOSS)                                        $   (382,249)    $   (697,079)
                                                  ============     ------------

BASIC (LOSS) PER COMMON SHARE                     $       (.01)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          56,766,166       53,550,436
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.


                                                     ANGELCITI MULTIMEDIA, INC.
                                             Statements of Stockholders' Equity (Deficit)


                                            Common Stock              Additional      Common
                                     ---------------------------       Paid-In         Stock         Accumulated
                                       Shares           Amount         Capital       Subscribed        Deficit
                                     -----------     -----------     -----------     -----------     -----------



Balance. December 31, 1999            48,432,000         484,320        (349,070)         17,000        (160,483)

Issuance of common stock
 pursuant to private placement
 memorandum, net of expenses           2,256,000          22,560         259,440         (17,000)           --

Issuance of common stock for
 future services to be provided        1,916,664          19,167         220,416            --              --

Issuance of common stock for
 services provided for the
 development of the Company's
 web site                                480,000           4,800          55,200            --              --

Issuance of common stock to
 an outside director for services
 provided                                 80,000             800           9,200            --              --

Issuance of common stock for
 equipment                               271,800           2,718          31,257            --              --

Issuance of common stock for
 payment of liabilities                   87,336             873          10,044            --              --

Conversion of note payable
 to common stock                       2,800,000          28,000         322,000            --              --

Contribution of officer salaries            --              --            90,346            --              --

Net loss for the year ended
 December 31, 2000                          --              --              --              --          (697,079
                                     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2000            56,323,800         563,238         648,833            --          (857,562)

Fractional shares from stock
 split                                      (600)             (6)              6            --              --
                                                                                                     -----------

Balance Forward                       56,323,200     $   563,232     $   648,839     $      --       $  (857,562)
                                     -----------     -----------     -----------     -----------     -----------


                    The accompanying notes are an integral part of these financial statements.

                                                     ANGELCITI MULTIMEDIA, INC.
                                       Statements of Stockholders' Equity (Deficit) (Continued)


                                            Common Stock           Additional         Common
                                     --------------------------      Paid-In            Stock           Accumulated
                                        Shares         Amount        Capital         Subscribed           Deficit
                                     -----------    -----------    -----------    ------------------    -----------

Balance Forward                       56,323,200    $   563,232    $   648,839    $             --      $  (857,562)

Issuance of common issued for
 legal services provided at $.025
 per share                               300,000          3,000          4,499                  --             --

Issuance of common for prepaid
 consulting agreements at $1.00
 per share                             1,300,000         13,000      1,287,000                  --             --

Issuance of common stock for
 notes and securities at $1.00
 per share                             1,300,000         13,000      1,287,000                  --             --

Issuance of common stock for
 for cash at $1.00 per share              15,000            150         14,850                  --             --

Contribution by shareholder
 of wages payable                           --             --           48,548                  --             --

Net loss for the year ended
 December 31, 2001                          --             --             --                    --         (382,249)
                                     -----------    -----------    -----------    ------------------    -----------

Balance, December 31, 2001            59,238,200    $   592,382    $ 3,290,736    $             --      $(1,239,811)
                                     ===========    ===========    ===========    ==================    ===========

                    The accompanying notes are an integral part of these financial statements.

                             ANGELCITI MULTIMEDIA, INC.
                              Statements of Cash Flows


                                                                     For the
                                                                   Year Ended
                                                                   December 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                              $ (382,249)   $ (697,079)
   Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
     Depreciation and amortization                             15,984         9,861
     Amortization of prepaid expenses                            --         121,883
     Stock issued for services                                  7,499        75,000
     (Loss)gain on sale of securities                           7,777       (14,327)
     Holding (gains)losses on trading securities              (58,372)       69,161
     Gains on sale of property and equipment                     --             670
     Contribution of officer salaries                            --          47,806
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                  --           1,925
     (Increase) decrease in prepaid expenses                  112,993        14,601
     (Increase) decrease in other receivables                   1,270          --
     (Increase) decrease in security deposits                    --            --
     (Increase) decrease in marketable securities              10,949      (255,030)
     (Increase) from sale of marketable securities               --          98,764
     (Increase) in other assets                                  --          (2,638)
     (Increase) in notes receivable                              --            --
     (Increase) in accrued interest receivable                (16,197)         --
     Increase (decrease) in accounts payable                    3,343          (275)
     Increase (decrease) accrued compensation & payroll
       taxes                                                   32,575        15,973
     Increase (decrease) in deferred revenue                  (57,528)       14,658
     Increase (decrease) in accrued liabilities                (9,573)        9,413
                                                           ----------    ----------

       Net Cash (Used in) Operating Activities               (331,529)     (489,634)
                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payments for investments                                      --            --
   Borrowings against investment                                 --            --
   Payments for property and equipment                           --         (51,331)
   Proceeds from sale of property and equipment                  --          49,500
   Amounts (loaned to) repaid by related parties                 --         (52,712)
   (Decrease) on notes receivable to officers                    --            --
                                                           ----------    ----------

       Net Cash (Used in) Investing Activities             $     --      $  (54,543)
                                                           ----------    ----------


           The accompanying notes are an integral part of these financial statements.

                             ANGELCITI MULTIMEDIA, INC.
                        Statements of Cash Flows (Continued)


                                                               For the
                                                             Year Ended
                                                             December 31,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments for note payable to stockholder         $    (4,000)    $   (17,730)
   Proceeds from convertible note payable                  --           500,000
   Proceeds from sale of stock                           15,000         265,000
   Payments on borrowings on investment account            --            37,901
   Borrowings from common stock subscribed                 --            17,000
                                                    -----------     -----------

       Net Cash Provided by Financing Activities         11,000         802,171
                                                    -----------     -----------

NET (DECREASE) IN CASH                                 (320,529)        251,988

CASH AT BEGINNING OF YEAR                               321,092          63,104
                                                    -----------     -----------

CASH AT END OF YEAR                                 $       563     $   321,092
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Cash paid for:

   Interest                                         $     2,955     $       727
   Income Taxes                                     $       800     $       800

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Contribution of officers salaries                $    48,548     $    42,540
   Issuance of stock for future services            $ 1,300,000     $   239,583
   Issuance of stock for property and equipment     $      --       $    33,975
   Issuance of stock for payment of liabilities     $      --       $    10,917
   Conversion of note payable                       $      --       $   350,000

     The accompanying notes are an integral part of these financial statements.

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES

              a.  Organization

              AngelCiti Multimedia, Inc. (the "Company") is a multi-faceted Internet based multimedia company that produces, organizes, and operates film and music festivals in the Western United States. The Company also broadcasts film, music, and related promotional material over the Internet. Activities to date for Internet services have been immaterial and therefore, the Company has only one reportable business segment. The Company was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001, at such time the Company moved its offices to San Jose, Costa Rica and is in the process of changing the focus of the Company. The Board voted to change the name of the Company to AngelCiti Entertainment, Inc. In January 2002, which was approved by a vote of the shareholders in January 2002. The name change was effectively recorded in the State o f Nevada in April 2002.

              Subsequent to the audit date, the Board of Directors accepted the resignation of Adam Zoblotsky and accepted stock to be returned as payment on both officer loans. Larry Hartman was placed as the Company's president and the assets and operations related to the Beverly Hills Film Festival were given to Mr Zoblotsky for the return of his common shares.

              The Company has redefined their operations, and will begin operating as a holding company which will own interests in companies that own and or operate online gambling casinos.

              b.  Accounting Methods

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

              d.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              e.  Basic (Loss) Per Share

              The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options and warrants, have

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

e.  Basic (Loss) Per Share (Continued)

              not been included in the calculation as their effect is antidilutive for the periods presented.

                                                                  December 31,
                                                          ------------     ------------
                                                              2001              2000
                                                          ------------     ------------

              Numerator - loss                            $   (382,249)    $   (697,079)

              Denominator - weighted average number of
               shares outstanding                           56,766,166       53,550,436
                                                          ------------     ------------

              Loss per share                              $       (.01)    $       (.01)
                                                          ============     ============


NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES (Continued)

              f.  Property and Equipment

              Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

                          Description                   Estimated Useful Life
                          -----------                   ---------------------

                          Leasehold improvements              40 years
                          Furniture and fixtures              5 to 7 years
                          Equipment                           3 to 5 years

              Depreciation expense for the years ended December 31, 2001 and 2000 was $15,462 and $9,861, respectively.

              g.  Impairment of Long-Lived Assets

              In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

              h.  Revenue Recognition

              Revenues are recognized upon completion of a film or music festival.

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES (Continued)

i.  Non-Monetary Transactions

              A portion of the revenues recorded by the Company include nonmonetary or barter transactions. In accordance with APB Opinion No. 29, "Accounting for Nonmonetary Transactions", the Company recognizes revenue based on the fair market value of the transaction with an equal amount recorded to the related expense account. The Company engaged in barter transactions for expenses such as advertising, supplies, copying and printing, festival giveaways and hotel rooms in exchange for promotional material included in festival brochures or on the Company's website. The Company recognized revenues and expenses of $38,700 and $39,639 for the years ended December 31, 2001 and 2000, respectively.

              The Company has adopted EITF 99-17, "Accounting for Advertising Barter Transactions" to account for ad for ad transactions. The Company recognized ad revenues and expenses of $2,500 and $3,900 for the years ended December 31, 2001 and 2000, respectively.

              j.  Advertising

              The Company expenses advertising costs as incurred. The Company incurred advertising expense of $8,714 and $40,250 for the years ended December 31, 2001 and 2000, respectively.

              k.  Web Site Development Costs

              The Company has adopted EITF 00-2, "Accounting for Web Site Development Costs" to account for costs incurred in relation to website development. Costs incurred to develop customized database software have been capitalized and are being amortized on a straight-line basis over the expected benefit period of 5 years. Expenses related to operating the website are charged to operations as incurred.

              l.  Fair Value of Financial Instruments

              The estimated fair values for financial instruments under FASB No. 107, "Disclosures About Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company's financial instruments which includes cash, investments, and borrowings against the investment account approximates the carrying value in the financial statements at December 31, 2001 due to their short-term nature.

              The estimated fair value of the Company's long-term convertible note payable and note receivable from a director approximates the carrying value in the financial statements at December 31, 2001 due to the interest rate and note terms.

              The carrying value of the Company's notes receivable from the President and CEO do not approximate fair value due to the terms and related party nature of the transactions.

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES (Continued)

              l.  Fair Value of Financial Instruments (Continued)

              The fair value fo the notes total approximately $25,000 using current market interest rates.

              m.  Deferred Revenues

              Deferred revenues primarily represent deposits from filmmakers and sponsors which are deferred initially and recognized as income ratably over the term of the service period or festival as earned.

              n.  Income Taxes

              The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

              o.  Stock-Based Compensation

              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB 123.

              p.  Concentrations of Credit Risk

              Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentration of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," financial instruments that subject the Company to credit risk are primarily investment accounts and notes due from parties. The credit risk amounts shown do not take into account the value of any collateral or security.

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES (Continued)

               q.  Impact of Recently Issued Standards

               In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS
               141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date.

               Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company estimates that the effect of ceasing the amortization of goodwill related to SFAS 142 will be material to the company's financial statements subsequent to the adoption date. The Company amortizes approximately $906,000 annually of goodwill for its Intellipay subsidiary. The Company has not yet determined what effect, if any, the impairment test of goodwill and other intangible assets will have on the Company's results of operations and financial position. The Company does not believe that SFAS 141 will have a material impact on its financial position and results of operations.

               In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The Company is evaluating the impact of this pronouncement on its financial position and results of operations in future filings.

NOTE 2 - GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,239,810 at December 31, 2001, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has raised $122,000 from the issuance of commons stock pursuant to a Reg S offering to assist with the needed cash-flow requirements of the business. With the change in the Company's business line, expenses have also been decreased such that the Company will have sufficient cash to support operations.

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 3 - MARKETABLE SECURITIES

               Trading Securities:
               ------------------

               Marketable securities consist of equity securities considered by Company management to be trading.

               In accordance with FASB115, "Accounting for Certain Investments in debt and Equity Securities", the Company records unrealized holding gains and losses for trading securities into current period income and offsets the cost basis of the marketable securities. The marketable securities are shown on the balance sheet based on the fair market value as of December 31, 2001 and 2000. During the year ended December 31, 2001 and 2000, the company purchased $117,076 and $255,030, respectively, in marketable securities and sold $182,701 and $98,764, respectively. The Company recorded gains/(losses) on sales of investments of $(7,777) and $14,327, respectively, for the year ended December 31, 2001 and 2000. Unrealized holding losses of $0 and $69,161, respectively, were recorded in earnings for the year ended December 31, 2001 and 2000.

               The Company executes trades in conjunction with a margin account maintained with a broker. As of December 31, 2001 and 2000, the Company owed $0 and $37,901, respectively, to the broker for trades on margin. The Company's investment in marketable securities is used as collateral for the margin account. The margin account is subject to call requirements which vary by the security issuer. Generally, when the value of investments held by the Company fall below. 50%, the Company will be required to fund the trade or sell securities to cover the margin call. The Company is charged interest on outstanding balances which vary by the amount borrowed and are tied to the clearinghouse rate received by the broker.

               Investments Available for Sale
               ------------------------------

               Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


               gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

NOTE 3 -       MARKETABLE SECURITIES (continued)

               At December 31, 2001, the Company owns restricted shares of common stock of a public company. The restriction can be removed during the current year. Investments in securities are summarized as follows at December 31, 2001:

                                                               Unrealized        Realized           Fair
                                                 Cost          Gain/(Loss)      Gain/(Loss)         Value
                                             ------------     -----------        ----------      ----------
               Available-for-sale
                securities
               December 31, 2001             $    114,000      $   73,650       $       -0-      $  187,650
                                             ============      ==========       ===========      ==========

               Accumulated Comphrehensive Income

               The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its purpose financial statements. "Accumulated Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. The adoption of this statement required the Company to record $73,650, in stockholders' equity for unrealized gains on investments available for sale.

NOTE 4 -       RELATED PARTY TRANSACTIONS

               In September 2000, Communications Research, Inc. ("CRI") issued a $6,500 promissory note to the Company in exchange for the Company's payment of legal services in the name of CRI. A director of the Company and the Company's chairman and CEO and one of the major stockholders are officers, directors and shareholders of CRI. The note bears interest of 8% per annum with outstanding principal and interest due September 15, 2002. In connection with the issuance of this promissory note, CRI will also issue 50,000 shares of stock to the Company. There is not a market for CRI's stock, and in management's opinion, the stock has a nominal value.

                           Angelciti Multimedia, Inc.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 4-        RELATED PARTY TRANSACTIONS (Continued)

               In October 2000, the Company loaned $25,000 each to its CEO and its President. As of December 31, 2000 and June 30, 2001, the CEO and President owed $25,532 and $25,910, respectively. The loans are for 5 years at 9% interest. The increase in the amount due from the officers is from the Company's payment of certain expenses in the name of the officers for which the Company is to be repaid. As of December 31, 2000 and June 30, 2001, the total receivable from the officers is $51,442 and is reflected as a deduction from stockholders' equity.

               During 1999, the Company entered into a promissory note agreement with an individual who is the Company's chairman and CEO and one of the major stockholders. The note bears interest of 10% per annum with outstanding principal and interest due August 31, 2000. At December 31, 1999, the principal balance was $17,736 with accrued interest of $839 outstanding. In March 2000, the Company paid in full the outstanding principal balance and accrued interest.

NOTE 5 - PROPERTY AND EQUIPMENT

               Property and equipment consists of the following:

                                                       December 31,
                                                -----------------------
                                                   2001          2000
                                                ----------   ----------
               Furniture                        $      902   $      902
               Office equipment                     20,006       20,006
               Software                             10,000       10,000
                                                    30,908       30,908
               Less accumulated depreciation       (20,193)      (4,731)
                                                ----------   ----------

                           Total                $   10,715   $   26,177
                                                ==========   ==========

              The Company recorded depreciation expense of $15,462 and $9,861 for the years ended December 31,2001 and 2000, respectively.

              During the year ended December 31, 2000, the Company sold video duplication equipment recognizing a gain on sale of $3,095 and a vehicle recognizing a loss on sale of $2,425

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 6 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                  December 31,
                                                             ---------------------
                                                               2001         2000
                                                             -------     ---------
              Accrued interest on convertible note           $  3,886    $     943
              Accrued amounts owed to outside contractors           -        4,195
              Accrued credit card payable                       2,932        3,987
              Accrued income taxes                                  -          800
              Accrued professional fees                             -        6,466
                                                             -------     ---------

                                                             $  6,818    $  16,391
                                                             ========    =========


NOTE 7 - CONVERTIBLE NOTE PAYABLE

              In September 2000, the Company entered into a promissory note agreement with an individual. The face value of the note is $500,000 and bears interest of 2% per annum with outstanding principal and interest due September 7, 2003. At the option of the note holder, any portion of the loan may be converted into common stock of the Company at $0.125 per share.

              In October 2000,the note holder converted the principal amount of $350,000 into 2,800,000 shares of common stock valued at $0.125 per share.

              During 2001, the Company provided services for the noteholder and decreased the note amount by $4,000 to a balance of $146,000 at December 31, 2001.

NOTE 8 - STOCKHOLDERS' EQUITY

              In November 2000, the Board of Directors authorized an increase in the number of shares authorized form 40,000,000 shares to 60,000,000 shares of common stock. In addition, the Board of directors authorized an 8 to 1 common stock split. All references in the financial statements and notes to financial statements have been restated to reflect the increased number of shares authorized and outstanding.

              In September 1999, the Company began a private placement offering of a maximum of 8,000,000 post split shares of common stock at an offering price of $0.125 per share. At December 31, 1999, the Company had issued 692,000 shares with net proceeds totaling $82,750. In addition, as of December 31, 1999, the Company accepted subscription agreements for the

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

              purchase of an additional 136,000 shares. During 2000, the Company issued an additional 2,120,000 shares with net proceeds totaling $265,000.

              During the first six months of 2000, the Company issued 2,3986,664 common shares valued at $0.125 per share in return for services received and services to be provided in the future. Of the 2,396,664 common shares issued, 480,000 common shares were issued to an outside contractor for web site services. The Company recognized compensation expense of $60,000 during 2000 in connection with the services received. The remaining 1,916,664 common shares were issued to an outside contractor for investment services to be provided over a two-year period. The Company recognized compensation expense of $117,700 and $121,883 for 2001 and 2000, respectively.

              In November 2000, the Company issued 40,000 common shares to each of two outside directors. The shares were valued at $0.125 per share. The Company recognized compensation expense of $10,000 for the year ended December 31, 2000 for director compensation expense.

              During the year ended December 31, 2000, the Company issued 271,800 common shares in exchange for equipment at $0.125 per share for a total value of $33,975. Of these 271,800 shares, 80,000 were for services performed for the Company for a custom database system. The Company assigned a $10,000 value to these services and capitalized the amount in accordance with EITF00- 2, "Accounting for Website Development Costs".

              During the year ended December 31, 2000, the Company issued 87,336 common shares at $0.125 per share to settle liabilities in the amount of $10,917. Of the 87,336 shares issued, 4,000 were issued in connection with the interest payable on a note to a related party (see Note 8). The remaining 83,336 were issued in connection with services rendered by an outside contractor.

              During the year ended December 31, 2000, the CEO and President each forgave $40,000 owed to them for deferred salary plus accrued payroll taxes of $10,346. The Company recorded these transactions as capital contributions.

              For services provided in connection with the preparation of the SB-2 Registration Statement, during March 2001, the Company's attorneys received 300,000 shares of common stock valued at $0.025 per share based on the value of the legal services provided.

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

              In December 2001, the Company issued 1,300,000 shares of common stock at $1.00 per share to three companies for consulting services to be performed in 2002 . These prepaid consulting fees have been recorded as a contra equity account and will be amortized during 2002.

              Also, in November 2001, the Company issued 1,300,000 shares of common stock valued at $1.00 per share to three corporations for notes receivable of $1,236,667 bearing interest at 8% per annum with principal and ieterest due in November 2003. In addition to the notes, the Company received shares in Accesspoint Corp. valued at $63,333 (See Investments Available for Sale).

              In November 2001, the Company issued 15,000 shares for $15,000 in cash pursuant to the private placement at a price of $1 per share.


NOTE 9 - INCOME TAXES

              Income tax expense is comprised of the following:

                                                            December 31,
                                              -----------------------------
                                                  2001             2000
                                              --------------    -------------

              Current:
                        Federal               $            -    $           -
                        State                            800              800
                                              --------------    -------------

                                                         800              800
                                              --------------    -------------

                        Deferred:
                        Federal                            -                -
                        State                              -                -
                                              --------------    -------------

                                                           -                -
                                              --------------    -------------

                        Income Tax Expense    $          800    $         800
                                              ==============    =============

                           ANGELCITI MULTIMEDIA, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 9 - INCOME TAXES (Continued)

              Deferred income tax assets (liabilities) are comprised of the following at December 31, 2001 and 2000: Current deferred income tax assets (liabilities):

                                                                            December 31,
                                                                   ------------------------
                                                                      2001          2000
                                                                   ----------    ----------

                          Accrued payroll                          $     --      $    6,338
                          Deferred revenue                               --          22,827
                          Unrealized loss on trading securities          --          27,443
                                                                   ----------    ----------
                                                                         --          56,608
                          Valuation allowance                            --         (56,608)
                                                                   ----------    ----------

                          Net current deferred tax asset           $     --      $     --
                                                                   ==========    ==========

              Long-term deferred tax assets (liabilities):

                          Property and equipment                   $        2    $   21,664
                          Start-up expenses                             5,820         5,820
                          Net operating loss carryforward             384,341       239,671
                                                                   ----------    ----------
                                                                      390,163       267,155
                          Valuation allowance                        (390,163)     (267,155)
                                                                   ----------    ----------

                          Net long-term deferred tax asset         $     --      $     --
                                                                   ==========    ==========

              Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                          December 31,
                                                                   ------------------------
                                                                       2001         2000
                                                                   ----------    ----------
              Total expense (benefit) computed by applying
               the U.S. statutory rate
                          Amount of expected tax benefit           $ (144,670)   $ (236,735)
                          Nondeductible expenses                         --          31,448
                          State income taxes                              800           800
                          Change in beginning balance of
                               valuation allowance                    144,670       205,287
                                                                   ----------    ----------

                                                                   $      800    $      800
                                                                   ==========    ==========

                                            ANGELCITI MULTIMEDIA, INC.
                                         Notes to the Financial Statements
                                            December 31, 2001 and 2000


NOTE 9 - INCOME TAXES (Continued)

              As of December 31, 2001, the Company has available net operating loss carryforwards for income taxes of approximately $942,000 and $940,000 for federal and California, respectively that begin to expire in the years 2019 and 2007, respectively. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

              The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $144,670 during the year ended December 31, 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

              Leases

              The Company leases office space under a noncancellable operating lease. Total rental expense was $41,578 and $46,480 for the year ended December 31,2001 and 2000, respectively. The lease expired in 2001 and the Company moved its operations to San Jose, Costa Rica in early 2002. No operating lease was in effect at December 31, 2001.

NOTE 11 - SUBSEQUENT EVENTS

              On January 14, 2002, the Company all rights that they possessed to the Beverly Hills Film Festival to an entity controlled by the former President, Adam Zoblotsky. Mr. Zoblotsky surrendered 20,000,000 shares of common, leaving him with 2,400,000 of common shares.

              On January 14, 2002, Mr. Hartman returned 13,360,000 shares of common stock to treasury in exchange for the forgiveness of a $25,000 loan made by the Company to Mr. Hartman and the issuance to Mr. Hartman of an option to purchase 3,000,000 of our common shares at a price of $0.10 per share. This left Mr. Hartman with 9,040,000 of common shares without taking into account the 3,000,000 shares that Mr. Hartman may purchase in the future pursuant to the aforementioned option.