Form 10QSB
period 2002-03-31
ANGELCITI MULTIMEDIA INC
filed 2002-05-15
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002

                         Commission File Number: 0005468


                          ANGELCITI ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

                           ANGELCITI MULTIMEDIA, INC.
                           (Former name of registrant)

             Nevada                                            88-0427195
  State or other jurisdiction of                             (I.R.S. Employer
  Incorporation or organization)                             Identification No.)

               1109 N. Federal Highway, Ft. Lauderdale, FL  33304
           (Address of Principal Executive Offices including zip code)

                                 (800) 230-2249
                           (Issuers Telephone Number)

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

                             Yes [ ]     No [x]

As of March 31, 2002, there were 26,240,800 outstanding shares of common stock, par value $0.01.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                   ANGELCITI ENTERTAINMENT, INC.
                               (Formerly Angelciti Multimedia, Inc.)
                                          Balance Sheets

                                              ASSETS
                                              ------
                                                                        31-Mar       December 31,
                                                                         2002             2001
                                                                      -----------     -----------
                                                                      (Unaudited)
Current Assets
  Cash and Cash Equivalents                                           $    42,487     $       563
  Investments                                                                  --          52,582
  Other Receivables                                                            --              --
  Prepaid Expenses                                                          3,033           6,065
                                                                      -----------     -----------
Total Current Assets                                                       45,520          59,210
                                                                      -----------     -----------
Property & Equipment, Net                                                  56,067          10,716
                                                                      -----------     -----------
Other Assets
  Available for sale securities                                            79,500         187,500
  Notes Receivable - Related Party                                          6,500           6,500
  Other Assets                                                              4,886           4,886
                                                                      -----------     -----------
Total Other Assets                                                         90,886         198,886
                                                                      -----------     -----------
    Total Assets                                                      $   192,473     $   268,812
                                                                      ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
  Accounts Payable                                                    $     4,271     $     3,343
  Accrued Officer Compensation and Related Payroll Taxes                       --              --
  Deferred Revenues                                                            --              --
  Accrued Liabilities                                                       4,615           6,818
  Borrowings Against Investment Account                                        --              --
                                                                      -----------     -----------
Total Current Liabilities                                                   8,886          10,161
                                                                      -----------     -----------
Long Term Liabilities
  Convertible Note Payable                                                146,000         146,000
                                                                      -----------     -----------
Total Long Term Liabilities                                               146,000         146,000
                                                                      -----------     -----------
    Total Liabilities                                                     154,886         156,161
                                                                      -----------     -----------
Stockholders' Equity
  Common Stock, Authorized 60,000,000 Shares of $.01 Par Value,
    Issued and Outstanding 26,240,800 and 59,238,200, Respectively        262,408         592,382
  Additional Paid in Capital                                            3,735,852       3,290,736
  Prepaid Consultants Fees                                               (981,506)     (1,300,000)
  Notes Receivable from Company Officers and Shareholders                      --         (55,442)
  Subscriptions Receivable                                             (1,317,796)     (1,248,864)
  Accumulated Comprehensive Income                                        (34,500)         73,650
  Retained Earnings (Deficit)                                          (1,626,871)     (1,239,811)
                                                                      -----------     -----------
Total Stockholders' Equity                                                 37,587         112,651
                                                                      -----------     -----------
    Total Liabilities and Stockholders' Equity                        $   192,473     $   268,812
                                                                      ===========     ===========

                          Angelciti Entertainment, Inc.
                      (Formerly Angelciti Multimedia, Inc.)
                            Statements of Operations
                                   (Unaudited)


                                                 For the Three     For the Three
                                                  Months Ended      Months Ended
                                                   March 31,          March 31,
                                                      2002              2001
                                                 ------------      ------------

Revenues                                         $         --      $         --

Operating Expenses
  General & Administrative, Selling & Operating       384,291                --
                                                 ------------      ------------
    Total Expenses                                    384,291                --
                                                 ------------      ------------
Loss from continuing operations                      (384,291)               --
                                                 ------------      ------------
Other Income(Expense)
  Interest Income                                      24,732             3,620
  Interest Expense                                       (732)             (862)
  Gain (Loss) on Sale of Marketable Securites         (26,649)            8,658
  Holding Gain (Loss)                                      --           (32,243)
  Discontinued Operations                                  --          (142,362)
  Miscellaneous Income (Expense)                         (120)           10,605
                                                 ------------      ------------
    Total Other Income(Expense)                        (2,769)         (152,584)
                                                 ------------      ------------
Loss Before Income Taxes                             (387,060)         (152,584)

Provision for Income Tax Expense                           --               800
                                                 ------------      ------------
Net Income (Loss)                                $   (387,060)     $   (153,384)
                                                 ============      ============
Net Income (Loss) Per Share                      $      (0.01)     $      (0.00)
                                                 ============      ============
Weighted Average Shares Outstanding                37,119,067        56,327,134
                                                 ============      ============

                          Angelciti Entertainment, Inc.
                      (Formerly Angelciti Multimedia, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Three Months Ended
                                                                           31-Mar-02
                                                                     -----------------------
                                                                       2002           2001
                                                                     ---------     ---------
Cash Flows from Operating Activities:
s
  Net Income (Loss)                                                  $(387,060)    $(153,384)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operations:
     Depreciation & Amortization                                         1,933         1,532
     Amortization of Prepaid Expenses                                  325,000        31,250
     Stock Issued for Services                                              --         7,500
     Loss on Sale of Securities                                         26,649        (8,658)
     Holding Losses on Trading Securities                                   --        32,243
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                                               (24,732)           --
     Inventory                                                              --            --
     Prepaid Expenses                                                   (3,474)           --
     Other Assets                                                           --            --
     Increase (Decrease) in:
     Accounts Payable                                                      928            --
     Accrued Officer Compensation and Payroll Taxes                     16,582
     Deferred Revenue                                                  (31,866)
     Accrued Liabilities                                                (2,203)        5,420
                                                                     ---------     ---------
  Net Cash Provided(Used) by Operating Activities                      (62,959)      (99,381)
                                                                     ---------     ---------

Cash Flows from Investing Activities
  Payments for Property & Equipment                                    (58,000)           --
  Acquisition of marketable securities                                 (97,174)
  Proceeds from sale of marketable securities                           25,783        87,553
  Cash paid for notes receivable                                       (10,000)
  Proceeds from related parties                                             --         1,270
                                                                     ---------     ---------
  Net Cash Provided (Used) by Investing Activities                     (42,217)       (8,351)
                                                                     ---------     ---------
Cash Flows from Financing Activities
  Payments for Note Payable to Stockholder                                  --            --
  Proceeds from Convertible Note Payable                                    --            --
  Proceeds from Sale of Stock                                          147,100            --
  Payments on Borrowings on Investment Account                             537
                                                                     ---------     ---------
  Net Cash Provided(Used) by Financing Activities                      147,100           537
                                                                     ---------     ---------
Increase (Decrease) in Cash                                             41,924      (107,195)
                                                                     ---------     ---------
Cash and Cash Equivalents at Beginning of Period                           563       321,092
                                                                     ---------     ---------
Cash and Cash Equivalents at End of Period                           $  42,487     $ 213,897
                                                                     =========     =========


                          Angelciti Entertainment, Inc.
                      (Formerly Angelciti Multimedia, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)

Cash Paid For:
  Interest                                                           $       3     $     862
                                                                     =========     =========
  Income Taxes                                                       $      --     $      --
                                                                     =========     =========

Non-Cash Activities:
Common Stock Subscription Receivable for Common Stock Subscribed     $  34,200     $      --
                                                                     =========     =========
Cancellation of Notes and Interest Receivable for return of stock    $  55,442     $      --
                                                                     =========     =========
Issuance of Stock for Future Services                                $      --     $      --
                                                                     =========     =========
Issuance of Stock for Property & Equipment                           $      --     $      --
                                                                     =========     =========
Issuance of Stock for Payment of Liabilities                         $      --     $      --
                                                                     =========     =========

                          ANGELCITI ENTERTAINMENT, INC.
                      (Formerly Angelciti Multimedia, Inc.)
                        Notes to the Financial Statements
                                 March 31, 2002



GENERAL
-------

Angelciti Entertainment, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2001.

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

STOCKHOLDERS EQUITY TRANSACTIONS
--------------------------------

On January 14, 2002, the Company accepted the resignation of Adam Zoblotsky, as an officer and director and agreed to receive 20,000,000 shares of his common stock in return for the forgiveness of a note receivable from him of $25,000 and some accrued interest thereon. The Company also transferred the furniture, fixtures and equipment to Mr Zoblotski related to the Film Festival operations, and discontinued the Film Festival operations. At such time the Company moved their offices to San Juan, Costa Rica, changed the name of the Company to Angelciti Entertainment, Inc., and are developing operations in the gaming industry. No significant revenues have been realized to date from the new operations, but management expects to begin generating revenues in the 2nd quarter. In conjunction with the above transaction, Larry Hartman an officer and director also surrendered 13,360,000 shares for the satisfaction of his note receivable of $25,000 and some accrued interest.

During February and March 2002, the Company sold 362,600 shares of common stock for cash at$.50 per share. $147,100 in cash was received and a subscription receivable is due for the remaining $34,200.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         We no longer produce live film and music events and have changed the focus of our operations to on-line gaming operations and management. We have suffered operating losses of $387,060 for the three months ending March 31, 2002 as compared to $153,384 for the three months ending March 31, 2001. We earned no revenues during the fiscal first quarter of this year as contrasted with $97,559 of revenues from discontinued operations earned during the same period of last year. While we have not booked revenues for the quarter ended March 31, 2002, we have recently launched our initial on-line gaming sites and hope to book revenues during the upcoming quarter.

         During this period of operational transition, we have been striving to control our ongoing cash expenses. While our overall operating, selling, general and administrative expenses increased from $239,921 for the three months ending March 31, 2001 to $384,291 for the same period of this year, $325,000 of our expenses for the current quarter were comprised of prepaid consulting fees that had been paid for with our common stock rather than cash. We anticipate that our most significant ongoing operating expenses will be our advertising and marketing expenses, payroll expense, and software licensing expense. While our monthly software licensing expenses are fixed at $10,000 per month over the next six months, our marketing and payroll expenses remain variable and will be dependent upon the revenues that we earn and the amount of investment capital that we raise.

         While we expect our on-line gaming operations to be profitable during the second half of 2002, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of profitability and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

Liquidity and Capital Resources

         Total cash and cash equivalents as of March 31, 2002 were $42,487 as compared to $563 as of December 31, 2001. The increase in cash from the year ending December 31, 2001 to the three months ending March 31, 2002 resulted from our ongoing Regulation S offering and liquidation of our marketable securities portfolio. However, total working capital as of March 31, 2002 was $36,634 as compared to $49,049 at December 31, 2001. This decrease in working capital resulted from our operating losses, as well as losses suffered upon the sale of our marketable securities portfolio.

         We have recently commenced our on-line casino operations but have booked no operating revenues from these operations. We believe that we have minimized our cash outflows while we continue the development of and seek to expand our on-line casino operations. Until we earn revenues and attain profitability, we will be dependent upon the proceeds that we have raised as well as additional investment capital to finance our ongoing business activities. Towards this end, we have raised proceeds of $131,100 as of the date of this report from the sale of 262,200 of our common shares. We have sold an additional 100,000 of our common shares for which we have been paid $16,000 and are owed the balance of $34,000. We believe that our cash on hand and subscriptions receivable will be sufficient to sustain our operations for the next two to three months. Our offering continues so that we may have sufficient cash flow to sustain our operations beyond this two to three month period. However, we cannot be certain that we will ever attain profitability or raise sufficient proceeds to remain in business.

Future Expenditures

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes

PART II. OTHER INFORMATION

Item 1   Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

         On February 15, 2002, we commenced a private offering of up to 2,500,000 of our restricted common shares at a price of $0.50 per share. These shares are offered for sale pursuant to Regulation S, promulgated under the Securities Act of 1933. As of the date of this report, we have sold 262,200 of our shares to 7 foreign persons and/or foreign entities. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information. - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1.       Financial Statements of the Registrant are included under
                  Item 1 hereof.

         2.       Financial Statement Schedules - None

         3.       Exhibits: none

                  (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                       Exhibit No.                 Description
                       -----------                 -----------
                           3.1            Articles of Incorporation, as amended*
                           3.2            Bylaws, as amended*
                          21.1            Names of Subsidiaries**

                  ----------------------------------------------------

                  * Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001

                  **       Included in Form 10-KSB filed on May 3, 2002.

                  (c) Reports on Form 8-K filed during the three months ended September 30, 2001. (Incorporated by reference)

                           8-K filed on January 29, 2002.
                           8-K filed on March 19, 2002

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AngelCiti Entertainment, Inc.




Dated: May 15, 2002                       By:  /s/ Lawrence Hartman
                                               ---------------------------------
                                               Lawrence Hartman, CEO