Form 10QSB
period 2002-06-30
ANGELCITI MULTIMEDIA INC
filed 2002-08-15
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2002

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

             9000 Sheridan Street, Suite 7, Pembroke Pines, FL 33204 (Address of Principal Executive Offices including zip code)

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

                                 Yes [ ] No [x]

As of June 30, 2002, there were 25,803,000 outstanding shares of common stock, par value $0.01.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                          ANGELCITI ENTERTAINMENT, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                                               $    33,133
                                                                                   -----------
TOTAL CURRENT ASSETS                                                                    33,133
                                                                                   -----------

EQUIPMENT, NET                                                                          23,072
                                                                                   -----------

OTHER ASSETS
Software license, net                                                                   60,041
                                                                                   -----------
TOTAL OTHER ASSETS                                                                      60,041
                                                                                   -----------

TOTAL ASSETS                                                                       $   116,246
                                                                                   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Accounts payable                                                                   $   110,216
Accrued interest payable                                                                 5,346
Accrued royalty payable                                                                  6,004
Customer deposits and payouts due                                                       15,611
                                                                                   -----------
TOTAL CURRENT LIABILITIES                                                              137,177
                                                                                   -----------

LONG TERM LIABILITIES
Convertible note payable                                                               146,000
                                                                                   -----------
TOTAL LONG TERM LIABILITIES                                                            146,000
                                                                                   -----------

TOTAL LIABILITIES                                                                      283,177
                                                                                   -----------

STOCKHOLDERS' DEFICIENCY
Common stock, $0.01 par value, 60,000,000 shares authorized,
   25,803,000 shares issued and outstanding                                            258,030
Additional paid-in capital                                                           4,154,827
Accumulated deficit                                                                 (2,321,165)
                                                                                   -----------
                                                                                     2,091,692
Less: notes receivable                                                              (1,311,123)
Less: deferred consulting expenses                                                    (947,500)
                                                                                   -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                        (166,931)
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $   116,246
                                                                                   ===========


           See accompanying notes to consolidated financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                 2002             2001             2002             2001
                                             ------------     ------------     ------------     ------------

CASINO REVENUES                              $     21,221     $         --     $     21,221     $         --
                                             ------------     ------------     ------------     ------------

OPERATING EXPENSES
General and administrative                        274,009               --          320,280               --
Consulting fees                                   140,408               --          278,427               --
Investor relations                                125,000               --          250,000               --
Website maintenance                                75,000               --          150,000               --
                                             ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                          614,417               --          998,707               --
                                             ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                             (593,196)              --         (977,486)              --
                                             ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Interest income                                    26,749               --           51,481               --
Other income                                          156               --               35               --
Interest expense                                     (733)              --           (1,465)              --
Gain (loss) on sales of available for
  sale securities                                 (25,270)              --          (51,919)              --
Loss on impairment of available for sale
  securities                                     (102,000)              --         (102,000)              --
                                             ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE), NET                (101,098)              --         (103,868)              --
                                             ------------     ------------     ------------     ------------

TOTAL LOSS FROM CONTINUING OPERATIONS            (694,294)              --       (1,081,354)              --
                                             ------------     ------------     ------------     ------------

DISCONTINUED OPERATIONS
Loss from discontinued operations                      --         (110,142)              --         (263,526)
Gain (loss) on disposal                                --               --               --               --
                                             ------------     ------------     ------------     ------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                --         (110,142)              --         (263,526)
                                             ------------     ------------     ------------     ------------

NET LOSS                                     $   (694,294)    $   (110,142)    $ (1,081,354)    $   (263,526)
                                             ============     ============     ============     ============

Loss per share from continuing operations           (0.03)              --            (0.04)              --
Loss per share from discontinued
  operations                                           --               --               --               --

Net loss per share - basic and diluted       $      (0.03)    $         --     $      (0.04)    $         --
                                             ============     ============     ============     ============

Weighted average number of shares
  outstanding during the period - basic
  and diluted                                  25,673,583       56,401,710       27,960,077       56,476,286
                                             ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Six Months Ended June 30,
                                                                       2002           2001
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(1,081,354)    $  (263,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                           36,653           3,065
Bad debt expense                                                        29,319              --
Recognition of deferred expenses                                       650,000          62,500
(Gain) loss on marketable securities                                    51,919          (5,973)
Loss on impairment of marketable securities                            102,000              --
Retirement of Treasury Stock                                           (85,080)             --
Stock issued for services                                                   --           7,500
Holding losses on trading securities                                        --          34,103
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses                                                         6,065           1,358
Other assets                                                             4,886            (260)
Increase (decrease) in:
Accounts payable                                                        74,968              --
Accrued interest payable                                                 2,003              --
Accrued royalty payable                                                  6,004              --
Accrued officer compensation and payroll taxes                              --          32,575
Deferred revenue                                                            --         (57,528)
Accrued liability                                                           --          11,718
Deposits                                                                 4,042              --
                                                                   -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (198,575)       (174,468)
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     (28,000)             --
Purchase of software                                                   (51,765)             --
Proceeds from sale of available for sale securities                     12,513         132,336
Purchase of marketable securities                                           --        (135,965)
Amounts repaid by related parties                                           --           1,270
                                                                   -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (67,252)         (2,359)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                               282,397              --
Contributed capital                                                     16,000              --
Payments on convertible notes payable                                       --          (4,000)
Borrowings on investment account                                            --             143
                                                                   -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    298,397          (3,857)
                                                                   -----------     -----------

Net Increase (Decrease) in Cash                                         32,570        (180,684)

Cash and Cash Equivalents at Beginning of Period                           563         321,092
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    33,133     $   140,408
                                                                   ===========     ===========

           See accompanying notes to consolidated financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the six months ended June 30, 2002, the Company acquired $90,030 of software in exchange for $50,030 and accounts payable of $40,000.

During the six months ended June 30, 2002, the Company recorded $297,500 in deferred financing fees in connection with certain options granted to the software licensor.

During the six months ended June 30, 2002, the Company received $10,715 related to the abandonment of certain equipment and the cancellation of a $25,000 subscription note receivable with a former officer.

During the six months ended June 30, 2002, a former consultant to the Company donated 640,000 shares of the Company's common stock back to the Company, accounted for as contributed capital. (See Note 9)


          See accompanying notes to consolidated financial statements

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)


NOTE 1 BASIS OF PRESENTATION
----------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the years ending December 31, 2001 and 2000 included in the Company's Form 10-KSB.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         AngelCiti Entertainment, Inc. was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. In 2002, in conjunction with its changed in business (see below) AngelCiti Entertainment, Inc. moved its corporate offices to San Jose, Costa Rica. The Board voted to change the name of the Company to AngelCiti Entertainment, Inc. In January 2002, the name change was approved by a vote of the shareholders. AngelCiti Entertainment, Inc.'s Subsidiary, Management Worldwide S.A., was incorporated in Costa Rica, and acquired by AngelCiti Entertainment, Inc. in January 2002. The transaction was accounted for as a recapitalization since the acquiree was a newly formed corporation with no operating business and nominal assets. AngelCiti Entertainment, Inc. and its Subsidiary, Management Worldwide S.A., herein after will be collectively referred to as the "Company."

         The Company offers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company (see Notes 6 and 12). The Company launched its internet gaming operations on April 1, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 7).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly-owned Subsidiary, Worldwide Management S.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

         assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) CASH AND CASH EQUIVALENTS

         For purposes of the consolidated cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(E) MARKETABLE SECURITIES

         The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note 3).

         Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

(F) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of June 30, 2002, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2002.

(G) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using an accelerated method over the estimated useful lives of the related assets over 3 to 7 years.

(H) INTANGIBLE ASSET

         Intangibles are carried at cost less accumulated amortization. The cost of other identified intangibles is the Software License fee. The asset is being amortized on a straight-line basis over one year. (See Note 3)

(I) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the fair market value of the long-lived assets is less

PAGE>

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)


         than the carrying amount, their carrying amounts is reduced to fair value and an impairment loss is recognized.

(J) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income
         (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with SFAS 123.

(K) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers and provisions for chargebacks are netted with revenues, provisions for chargebacks is the amount of total dollars held by third party payors that are not expected to be recovered.

(L) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the six months ended June 30, 2002 was $10,000.

(M) EARNINGS PER SHARE

         In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented.

(N) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

         fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable and accrued royalty payable, approximate fair value due to the relatively short period to maturity for these instruments.

(O) RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)


         component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

(P) RECLASSIFICATIONS

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 3   MARKETABLE SECURITIES
------------------------------

The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at June 30, 2002, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

The composition of marketable securities at June 30, 2002 is as follows:

                                         Cost        Fair Value
                                     -----------    ------------
         Common stock                $  102,000     $         --
                                     ===========    ============

There was no investment income or expense for the six months ended June 30, 2002.

As of June 30, 2002, the Company applied SFAS No. 115 and determined that all available for sale securities on hand, due to their restricted status and current market conditions, had been permanently impaired establishing a new cost basis of $0. A loss of $102,000 was recognized in operations during the six months ended June 30, 2002.

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

NOTE 4   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The chargeback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the change back experience of the gaming industry. Chargebacks occur with numerous account processors primarily due to imposed rolling reserve balances. Typically, there is a six-month rolling reserve associated with the processors because they expect a certain level of chargebacks to exist. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, the Company has reserved 100% of its accounts receivable as of June 30, 2002.

During the six months ended June 30, 2002, the Company recorded a provision for charge backs totaling $26,815. Accounts receivable as June 30, 2002 was as follows:

          Accounts receivable                   $  26,815
          Allowance for chargebacks               (26,815)
                                                ---------
          NET ACCOUNTS RECEIVABLE               $    -
                                                =========

NOTE 5   EQUIPMENT

Property and equipment at June 30, 2002  is as follows:

          Computer equipment                    $  28,000
          Less accumulated depreciation            (4,928)
                                                ------------
          EQUIPMENT, NET                        $  23,072
                                                ============

Depreciation expense for the six months ended June 30, 2002 was $4,928.

NOTE 6   SOFTWARE LICENSE
-------------------------

         (A) TERM AND PAYMENT

         On February 26, 2002, the Company entered into a software license agreement for software to exclusively be used for its on-line gaming casino. Under the terms of the agreement, the license will remain in effect for a period of one year and automatically renew for successive one year periods as stipulated in the agreement. The initial software fee is $90,000 payable as follows; $15,000 upon signing, $15,000 on April 1, 2002 and beginning May 1, 2002 for six consecutive months equal installments of $10,000 totaling $60,000. As of June 30, 2002, the Company had paid $50,030 in software license fees and recorded accounts payable totaling $40,000.

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

         Software License at March 31, 2002 consisted of the following:

                    Software License                           $  90,030
                    Less accumulated amortization                (29,989)
                                                               ---------
                    Software License, net                      $  60,041
                                                               =========

         Amortization expense for the six months ended June 30, 2002 was $31,724.

         (B) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company will be subject to a payment equivalent to 12.5% of the adjusted monthly net win payable to the software licensor. As of June 30, 2002, the Company accrued $6,004 as a royalty payable.

         (C) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Commencing after a six month grace period for "ramp-up" from "live" date, the Company is committed to a minimum royalty payment of $10,000 per month for months seven through twelve. Should the software license be renewed as previously discussed, the Company will be committed under the same terms as currently in force. This commitment commences in November 2002.

         (D) STOCK OPTIONS

         Under the terms of the agreement, the Company has granted an option to purchase 450,000 shares of common stock to the software licensor. The exercise price is the lower of (a) $.30 per share or (b) the lowest share price granted or issued to any other party following the date of the signed agreement for the software purchase. These options will vest on the earlier of the closing of the Company's initial public offering or change in control of the Company. In connection with SFAS No. 123 and due to the inability to estimate the fair market value of the options since certain terms are contingent on future events, the Company has used the intrinsic value method to estimate the fair value of the options granted. The following assumptions were used:

         Fair value based on recent cash offerings               $    0.50
         Exercise price (lower of (a) or (b) above)                   0.30
                                                                 ---------
         Differential                                                 0.20

         Total Shares                                              450,000
                                                                 ---------

         Fair value                                              $  90,000
                                                                 =========

         The Company has also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th , 12th and 18th months following such initial public offering.

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

         According to EITF 96-18, the measurement date (February 26, 2002) is determined to be the date in which the software was delivered for use. Since the terms of this stock purchase indicate a performance commitment (future initial public offering), the fair value method can not be used to value the stock options granted because of the uncertainty of the exercise price. In connection with SFAS No. 123, the Company has used the intrinsic value method to estimate the fair value of the options granted. The following assumptions were used:

         Total value of common stock                                  $  415,000
         Divided by the fair value based on recent cash offering            0.50
                                                                      ----------

         Equivalent shares                                               830,000
                                                                      ----------
         Fair value based on recent cash offering                     $     0.50
         Exercise price (lower of (a) or (b) above)                         0.25
                                                                      ----------
         Differential                                                       0.25

         Total shares                                                    830,000
                                                                      ----------

         Fair value                                                   $  207,500
                                                                      ==========

         As a result of the above transactions, the company has recorded $297,500 of deferred expenses and additional paid-in capital of $297,500. As of June 30, 2002, the Company has not recognized any compensation expense due to the performance commitment.

NOTE 7   CONTINGENCIES
----------------------

The Company subject to applicable laws in the jurisdictions in which they operate and offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on business, revenues, operating results and the financial condition of the Company.

On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2002, the current 6.75% "betting duty" that is passed onto a player, and 9% total betting duty, will be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua, and Alderney. A UK government issued "Bookmakers Permit" will be required to accept wagers. Currently, a UK based bookmaker may operate an Internet bookmaking site, but must collect the betting duty. This reform is expected to make

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

the UK a significant hub of gaming. It is predicted that their official entry into online gaming could put pressure on the United States and other entities toward regulating the industry.

Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries). A similar bill failed to pass the United States House of Representatives. In 2002, a United States Senator recommended a bill to prohibit online gambling, which once again did not pass through Congress. There can be no assurance as to whether the Senate bill or any similar bill will become law. In addition, existing U.S. federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that governmental authorities may view the Company as having violated such statutes or laws. Several state Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against Worldwide and/or its employees. Such proceedings could have a material adverse effect on business, revenues, operating results and financial condition of the Company. In addition, as electronic commerce further develops, it too may generally be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on business, revenues, operating results and financial condition of the Company. The Company intends to minimize the potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing their marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming business.

The Company's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos then the Company intends to promptly comply with such laws.

NOTE 8   CONVERTIBLE NOTE PAYABLE
---------------------------------

In September 2000, the Company entered into a promissory note agreement with an individual. The face value of the note is $499,336 and bears interest of 2% per annum with outstanding principal and interest due September 7, 2003. At the option of the note holder, any portion of the loan may be converted into common stock of the Company at $0.125 per share. The convertible note is unsecured.

In October 2000, the note holder converted the principal amount of $350,000 into 2,800,000 shares of common stock valued at $0.125 per share.

During 2001, the Company provided services for the note holder and decreased the note amount by $4,000 to a balance of $146,000 at December 31, 2001.

During the six months ended June 30, 2002, there were no additions or repayments.

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

NOTE 9 STOCKHOLDERS' DEFICIENCY
-------------------------------

During the six months ended June 30, 2002, the Company issued 564,800 shares of common stock to investors at $.50 per share for aggregate proceeds of $282,400.

On January 14, 2002, the Company accepted the resignation of an officer and director of the Company. On January 17, 2002 the Company entered into a bill of sale agreement with the officer and director and agreed to reacquire 20,000,000 shares of his common stock in return for the forgiveness of a note receivable totaling $25,000 plus accrued interest, the transfer of furniture, fixtures and equipment related to the Film Festival operations, and discontinue all Film Festival operations (see Notes 10 and 11). The Company recorded the transaction at its cost of $25,000. Subsequent to the reacquisition of the shares, the Company formally cancelled and retired the common stock.

On January 14, 2002, the Company acquired 13,360,000 shares of common stock from its President in exchange for the cancellation of a note receivable totaling $25,000 plus accrued interest and issued an option for 4,000,000 shares exercisable at $1 per share. The value of the shares reacquired totaled $133,600. Subsequent to the reacquisition of the shares, the Company formally cancelled and retired the common stock. (See Note 10)

In accordance with SFAS 123, for options granted to employees, the Company applies APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options granted to employees in 2002. For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions in 2002: expected dividend yield 0%, risk-free interest rate of 2.79%, volatility 0% and expected term of two years. The fair value of the options granted totaled $215,628.

On November 6, 2001, effective January 1, 2002 through December 31, 2002, the Company issued 1,300,000 shares of common stock to unrelated parties for investor relations, general consulting, and website maintenance. The stock had a fair value of $1.00, based on a recent Form SB-2 registration statement, totaling $1,300,000. As of June 30, 2002, the Company had expensed $650,000 and $650,000 remains as deferred expenses in the equity section.

During the six months ended June 30, 2002, a former shareholder contributed $16,000.

During the six months ended June 30, 2002, a former consultant to the Company donated 640,000 shares of the Company's common stock having a fair market value of $6,400. The transaction was accounted for as contributed capital.

In July 2002, the Company rescinded an agreement for 1,236,667 shares of common stock. (See Note 14)

NOTE 10 RELATED PARTY TRANSACTIONS
----------------------------------

On January 14, 2002, the Company reacquired 20,000,000 shares of common stock from a former officer and director. (See Notes 9 and 11)

                          ANGELCITI ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

On January 14, 2002, the Company reacquired 13,360,000 shares of common stock from an officer and director. (See Note 9)

NOTE 11 DISCONTINUED OPERATIONS
-------------------------------

On January 14, 2002, the Company formally adopted a resolution to discontinue all Film Festival and historical operations as it began to pursue an on-line gaming casino. In a bill of sale dated January 17, 2002, the assets associated with the historical operations were transferred to a former officer and director (see Notes 9 and 10). For consolidated financial reporting purposes, the Company has elected to use an effective date of January 1, 2002 for this transaction. All prior year comparative consolidated financial statements have been presented as discontinued operations. There is no gain or loss on disposal of discontinued operations due to the measurement date and disposal date occurring on January 1, 2002, and the loss on the sale of assets treated as a related party transaction. (See Notes 9 and 10)

NOTE 12 SOFTWARE CONCENTRATION
------------------------------

The Company depends solely on its licensed software for its on-line gaming casino. Any loss on the license or use on this software could have an adverse material effect on the operations of the Company.

NOTE 13 GOING CONCERN
---------------------

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $104,044, stockholders' deficiency of $166,931, accumulated deficit of $2,321,165 and net cash used in operations of $198,575. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is seeking funding. Management believes that the actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 14 SUBSEQUENT EVENTS
-------------------------

On July 16, 2002, the Company entered into a rescission agreement for 1,236,667 shares valued at $1 per share for an aggregate of $1,236,667. The shares were issued in exchange for a note receivable. The transaction resulted in a loss on rescission of $65,955. (See Note 9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         We no longer produce live film and music events and have changed the focus of our operations to on-line gaming operations and management. We discontinued our previous operations and commenced our on-line casino operations, through our wholly-owned subsidiary, Worldwide Management, S.A. ("Worldwide"), in May of this year. As we have no financial results to compare to our current year on-line casino operations, comparative figures cannot be offered. We have suffered operating losses of $977,486 for the six months ending June 30, 2002 and $593,196 for the three months ending June 30, 2002. We earned net casino revenues of $21,221 for the first six months ending June 30, 2002 all of which were booked during the three months ending June 30, 2002. Revenues are recognized as the net wins less promotional dollars provided to customers and chargebacks. Our revenues were recognized on total bets of $2,545,930 for the three months ended June 30, 2002. We had $650,000 of consulting, website maintenance and investor relations services for the six months ended June 30, 2002 with our common stock. It is anticipated that these types of expenses will be paid for in the future with our common stock. Even though a significant amount of our expenses may be paid for with our common stock, we must still generate sufficient cash flow to satisfy the remainder of our expenses. Worldwide has booked limited revenues during the first six months of this year and we have relied upon the proceeds raised from an ongoing Regulation S offering to remain in business.

         During this period of operational transition, we have been striving to control our ongoing cash expenses. However, our overall selling, general and administrative expenses, excluding bad debt, amortization and depreciation, increased from $43,808 for the three months ending March 31, 2002 to $210,503 for the three months ending June 30, 2002. Our most significant ongoing selling, general and administrative expenses have been and should continue to be our advertising, promotional and marketing expenses, fees for professional services, payroll and salary expense, and software licensing expense. Our advertising, promotional, marketing and payroll expenses remain variable and will be dependent upon the revenues that we earn and the amount of investment capital that we raise. Our licensing expense is temporarily fixed and variable, as we have four remaining monthly installment payments of $10,000 plus a percentage of our net winnings that we must pay in connection with the licensing rights for our software. Thereafter, this expense is payable solely as a percentage of our net winnings, with a minimum monthly payment of $10,000.

         While we are hopeful that Worldwide's on-line gaming operations can be profitable during the second half of 2002, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of profitability and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

         We are subject to applicable laws in the jurisdictions in which we offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

         On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2002, the current 6.75% "betting duty" that is passed onto a player, and 9% total betting duty, will be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. A UK government issued "Bookmakers Permit" will be required to accept wagers. Currently, a UK based bookmaker may operate an Internet bookmaking site, but must collect the betting duty. This reform is expected to make the UK a significant hub of gaming. It is predicted that their official entry into online gaming could put pressure on the United States and other entities toward regulating the industry.

         Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries). A similar bill failed to pass the United States House of Representatives. In 2002, Senator Goodlatte recommended a bill to prohibit online gambling, which once again did not pass through Congress. There can be no assurance as to whether the Senate bill or any similar bill will become law. In addition, existing U.S. federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that governmental authorities may view Worldwide as having violated such statutes or laws. Several state Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against Worldwide and/or its employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against Worldwide and/or its employees. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition. In addition, as electronic commerce further develops, it too may generally be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition. We intend to minimize the potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming business.

         Worldwide's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos then Worldwide intends to promptly comply with such laws.

Liquidity and Capital Resources

         We are technically insolvent, as our current liabilities are significantly greater than our current assets. Total cash and cash equivalents as of June 30, 2002 were $33,133 as compared to $563 as of December 31, 2001. The increase in cash from the year ending December 31, 2001 to the six months ending June 30, 2002 resulted from the proceeds that we had raised pursuant to our Regulation S offering. However, total working capital as of June 30, 2002 decreased to a deficiency of $104,044 as compared to positive working capital of $49,049 at December 31, 2001. This decrease in working capital resulted from the liquidation of our investment portfolio, reduction of our prepaid expenses and our operating losses.

         Worldwide commenced our on-line casino operations in May of this year but has limited operating revenues from these operations. We believe that we have minimized our cash outflows while we strive to expand our on-line casino operations. Until we significantly increase our revenues and attain profitability, we will be dependent upon the proceeds that we have raised as well as additional investment capital to finance our ongoing business activities. Towards this end, we have raised proceeds of $282,400 as of the date of this report from the sale of 564,800 of our common shares. We believe that our cash on hand will be sufficient to sustain our operations for the next two to three months. Our offering continues so that we may have sufficient cash flow to sustain our operations beyond this two to three month period. However, we cannot be certain that we will ever attain profitability or raise sufficient proceeds to remain in business.

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

Item 1            Legal Proceedings - None

Item 2.           Changes in Securities and Use of Proceeds.

         On February 15, 2002, we commenced a private offering of up to 2,500,000 of our restricted common shares at a price of $0.50 per share. These shares are offered for sale pursuant to Regulation S, promulgated under the Securities Act of 1933. As of the date of this report, we have sold 564,800 of our shares to 12 foreign persons and/or foreign entities. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

Item 3.           Defaults upon senior securities - None

Item 4.           Submission of matters to a vote of security holders - None

Item 5.           Other information.

         On July 16, 2002, we rescinded and canceled three sales of our common shares that had been effected in exchange for promissory notes in connection with our initial public offering. In the aggregate, we canceled the sale of 1,236,667 shares and surrendered the promissory notes that were tendered in exchange for said shares.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

                  1. Financial Statements of the Registrant are included under Item 1 hereof.
                  2.   Financial Statement Schedules   -    None
                  3. Exhibits: Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350

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

                  (c) Reports on Form 8-K filed during the three months ended June 30, 2002. (Incorporated by reference) - None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AngelCiti Entertainment, Inc.


Dated: August 14, 2002                           By:  /s/ Lawrence Hartman
                                                 ---------------------------
                                                 Lawrence Hartman, CEO