Form 10QSB
period 2002-09-30
ANGELCITI ENTERTAINMENT INC
filed 2002-11-15
CIK 1133153

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2002

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

             9000 Sheridan Street, Suite 7 Pembroke Pines, FL 33024 (Address of Principal Executive Offices including zip code)

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

                               Yes [X]       No [_]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes [_]       No [X]

As of September 30, 2002, there were 24,566,333 outstanding shares of common stock, par value $0.01.

Part I.                    FINANCIAL INFORMATION

Item 1.   Financial Statements

                          AngelCiti Entertainment, Inc.
                                 and Subsidiary

                                    Contents
                                    --------

                                                                     Page
                                                                    -------
Consolidated Balance Sheet                                             2

Consolidated Statements of Operations                                  3

Consolidated Statements of Cash Flows                                4-5

Notes to Consolidated Financial Statements                          6-17

                  AngelCiti Entertainment, Inc. and Subsidiary
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     Assets
                                     ------
Current Assets
Cash                                                                $     5,563
Accounts receivable, net                                                 17,870
Other                                                                        28
                                                                    -----------
Total Current Assets                                                     23,461
                                                                    -----------

Equipment, net                                                           21,672
                                                                    -----------
Other Assets
Software license, net                                                    37,533
Other                                                                     2,000
                                                                    -----------
Total Other Assets                                                       39,533
                                                                    -----------

Total Assets                                                        $    84,666
                                                                    ===========
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current Liabilities
Accounts payable                                                    $    23,490
Accrued interest payable, related party                                   6,076
Accrued royalty payable                                                  28,233
Customer deposits and payouts due                                        50,168
Convertible note payable, related party                                 146,000
Loan Payable                                                            148,958
                                                                    -----------
Total Current Liabilities                                               402,925
                                                                    -----------
Stockholders' Deficiency
Common stock, $0.01 par value, 60,000,000 shares authorized,
   24,566,333 shares issued and outstanding                             245,663
Additional paid-in capital                                            2,930,529
Accumulated deficit                                                  (2,871,951)
                                                                    -----------
                                                                        304,241
Less: deferred consulting expenses                                     (622,500)
                                                                    -----------
Total Stockholders' Deficiency                                         (318,259)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $    84,666
                                                                    ===========

          See accompanying notes to consolidated financial statements

                  AngelCiti Entertainment, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                  2002           2001             2002            2001
                                              ------------    -------------   ------------    ------------
Casino Revenues                               $     96,172    $           -   $    117,393    $          -
                                              ------------    -------------   ------------    ------------

Operating Expenses
Depreciation and amortization                       24,578                -         58,825               -
Bad debt                                            71,040                -        100,359               -
Consulting fees                                    119,030                -        397,458               -
Investor relations                                 125,000                -        375,000               -
Loss on stock rescission                            70,257                -         70,257               -
Website maintenance                                 75,000                -        225,000               -
General and administrative                         177,390                -        459,374               -
                                              ------------    -------------   ------------    ------------
Total Operating Expenses                           662,295                -     (1,686,273)              -
                                              ------------    -------------   ------------    ------------

Loss from Operations                              (566,123)               -     (1,568,880)              -
                                              ------------    -------------   ------------    ------------

Other Income (Expense)
Interest income                                      4,302                -         55,783               -
Other income                                        13,795                -         13,831               -
Interest expense                                      (728)               -         (2,193)              -
Other expense                                       (2,032)               -         (2,032)              -
Loss on sales of available for sale
  securities                                             -                -        (26,649)              -
Loss on impairment of marketable securities              -                -       (102,000)              -
                                              ------------    -------------   ------------    ------------
Total Other Income (Expense), net                   15,337                -        (63,260)              -
                                              ------------    -------------   ------------    ------------

Total Loss from Continuing Operations             (550,786)               -     (1,632,140)              -
                                              ------------    -------------  -------------    ------------
Discontinued Operations
Loss from discontinued operations                        -         (133,254)             -        (396,080)
                                              ------------    -------------   ------------    ------------
Total Loss from Discontinued Operations                  -         (133,254)             -        (396,080)
                                              ------------    -------------   ------------    ------------

Net Loss                                      $   (550,786)   $    (133,254)  $ (1,632,140)   $   (396,080)
                                              ============    =============   ============    ============

Loss per share from continuing operations            (0.02)               -          (0.06)              -
Loss per share from discontinued operations              -                -              -           (0.01)

Net loss per share - basic and diluted        $      (0.02)   $           -   $      (0.06)   $      (0.01)
                                              ============    =============   ============    ============

Weighted average number of shares
  outstanding during the period - basic
  and diluted                                   24,781,406       56,623,800     26,884,938      56,523,800
                                              ============    =============   ============    ============

           See accompanying notes to consolidated financial statements

                  AngelCiti Entertainment, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              2002           2001
                                                                           -----------    -----------
Cash Flows from Operating Activities
Net loss                                                                   $(1,632,140)   $  (396,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                   58,825          4,595
Bad debt expense                                                               100,359             --
Amortization of deferred consulting fees                                       975,000         93,750
Loss on stock rescission                                                        70,257             --
Loss on sales of available for sale marketable securities                       26,649         25,113
Loss on impairment of marketable securities                                    102,000             --
Stock issued for services                                                           --          7,500
Holding losses on trading securities                                                --         20,397
Interest income from cancelled notes receivable                                (58,061)            --
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net                                                      (111,729)            --
Prepaid expenses                                                                 6,065          1,358
Other assets                                                                     2,858           (260)
Increase (decrease) in:
Accounts payable and accrued liabilities                                        82,806         30,059
Deferred revenue                                                                    --        (40,634)
                                                                           -----------    -----------
Net Cash Used in Operating Activities                                         (377,111)      (254,202)
                                                                           -----------    -----------

Cash Flows from Investing Activities
Purchase of equipment                                                          (28,000)            --
Purchase of software license                                                   (75,030)            --
Proceeds from sales of available for sale securities                            37,783        205,526
Purchase of available for sale marketable securities                                --       (170,893)
Proceeds from related parties                                                       --          1,270
                                                                           -----------    -----------
Net Cash (Used in) Provided by Investing Activities                            (65,247)        35,903
                                                                           -----------    -----------

Cash Flows from Financing Activities
Issuance of common stock                                                       282,400             --
Contributed capital                                                             16,000             --
Payments on convertible notes payable                                               --         (4,000)
Repayments on borrowings on investment account                                      --        (37,901)
Proceed from loan payable                                                      148,958             --
                                                                           -----------    -----------
Net Cash Provided by (Used in) Financing Activities                            447,358        (41,901)
                                                                           -----------    -----------

Net Increase (Decrease) in Cash                                                  5,000       (260,200)

Cash and Cash Equivalents at Beginning of Period                                   563        321,092
                                                                           -----------    -----------

Cash and Cash Equivalents at End of Period                                 $     5,563    $    60,892
                                                                           ===========    ===========

          See accompanying notes to consolidated financial statements

                  AngelCiti Entertainment, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In January 2002, the Company cancelled and retired $55,442 of notes receivable, including accrued interest related to common stock previously issued to corporate officers. (See Notes 9 and 10)

On July 16, 2002, the Company cancelled and retired 1,236,667 shares of common stock having a fair value of $1,236,667 in connection with the cancellation of related notes receivable. Additionally, as a result of the cancellation, the Company recognized a loss on stock rescission of $70,257. (See Note 9)

During the nine months ended September 30, 2002, the Company acquired $90,000 of software in exchange for $75,030 and accounts payable of $15,000. (See Note 6(A))

During the nine months ended September 30, 2002, the Company recorded $297,500 in deferred financing fees in connection with certain options granted to the software licensor. (See Note 9)

During the nine months ended September 30, 2002, the Company recorded $10,715 related to the abandonment of certain equipment and the cancellation of a $25,000 subscription note receivable with a former officer. (See Notes 9 and 10)

During the nine months ended September 30, 2002, a former consultant to the Company donated 640,000 shares of the Company's common stock back to the Company having a fair value of $6,400, accounted for as contributed capital. (See Note
9)

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 1   Basis of Presentation

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

Note 2   Nature of Operations and Summary of Significant Accounting Policies

         (A) Nature of Operations

         AngelCiti Entertainment, Inc. was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. In 2002, in connection with its change in business (see below) AngelCiti Entertainment, Inc. moved its corporate offices to San Jose, Costa Rica. The Board voted to change the name of the Company to AngelCiti Entertainment, Inc. In January 2002, the name change was approved by a vote of the shareholders. AngelCiti Entertainment, Inc.'s subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, was incorporated in Costa Rica, and acquired by AngelCiti Entertainment, Inc. in January 2002. The transaction was accounted for as a recapitalization since the acquiree was a newly formed corporation with no operating business and nominal assets. AngelCiti Entertainment, Inc. and its subsidiary, Worldwide Management S.A., herein after will be collectively referred to as the "Company."

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

         (F) Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of September 30, 2002, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2002.

         (G) Equipment

         Equipment is stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related assets of five years.

         (H) Intangible Asset

         Intangibles are carried at cost less accumulated amortization. The cost of other identified intangibles is the Software License. The asset is being amortized on a straight-line basis over one year. (See Note 6)

         (I) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the fair market value of the long-lived assets is less than the carrying amount, their carrying amounts is reduced to fair value and an impairment loss is recognized.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

         (K) Revenue Recognition

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers are netted with revenues.

         The total amount wagered ("handle") was $9,451,957 for the nine months ended September 30, 2002. The relationship of revenues to handle ("hold percentage") was 1.24% for the nine months ended September 30, 2002.

         (L) Advertising

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the nine months ended September 30, 2002 was $11,849.

         (M) Earnings Per Share

         In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At September 30, 2002 there were 1,216,608 common shares issuable upon conversion of convertible notes and accrued interest, 4,000,000 common shares issuable upon exercise of options held by an officer and 450,000 plus a variable amount of common shares issuable upon exercise of unvested options held by a vendor, which may dilute future earnings per share.

         (N) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

          Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

          This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

          Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or result of operations.

          (P) Reclassifications

          Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3    Marketable Securities

The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at September 30, 2002, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity (deficiency) until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

The composition of marketable securities at September 30, 2002 is as follows:

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


                                 Cost         Fair Value
                             -----------    --------------
         Common stock        $  102,000     $            -
                             ===========    ==============

There was no investment income or expense for the nine months ended September 30, 2002.

As of September 30, 2002, the Company applied SFAS No. 115 and determined that all available for sale securities on hand, due to their restricted status and current market conditions, had been permanently impaired establishing a new cost basis of $0. An impairment loss of $102,000 was recognized in operations during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company sold various available for sale securities for proceeds of $37,783 and recognized a loss of $26,649 related to the sale of these securities.

Note 4    Accounts Receivable and Allowance for Chargebacks

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months holdback. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of September 30, 2002.

During the nine months ended September 30, 2002, the Company recorded a bad debt expense for the holdback of $63,219.

Accounts receivable as September 30, 2002 was as follows:

          Accounts receivable                $     81,089
          Allowance for chargebacks               (63,219)
                                             ------------
          Accounts Receivable, Net           $     17,870
                                             ============

Bad debt relating to other uncollectible receiveables written off was $37,140 for the nine months ended September 30, 2002.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited

Note 5   Equipment

Property and equipment at September 30, 2002 is as follows:

         Computer equipment                     $     28,000
         Less accumulated depreciation                (6,328)
                                                ------------
         Equipment, net                         $     21,672
                                                ============

Depreciation expense for the nine months ended September 30, 2002 was $6,328.

Note 6   Software License

         (A) Term and Payment

         On February 26, 2002, the Company entered into a software license agreement (the "Agreement") for on-line gaming casino software. Under the terms of the Agreement, the license will remain in effect for a period of one year and automatically renew for successive one year periods as stipulated in the Agreement. The initial one-time software fee is $90,030 payable on a stipulated schedule. As of September 30, 2002, the Company had paid $75,000, a miscellaneous $30 fee, and had accounts payable to the licensor totaling $15,000.

         Software License at September 30, 2002 consisted of the following:

                    Software License                        $    90,030
                    Less accumulated amortization               (52,497)
                                                            -----------
                    Software License, net                   $    37,533
                                                            ===========

         Amortization expense for the nine months ended September 30, 2002 was $52,497.

         (B) Monthly Royalty Percentage

         Based on the previous month's adjusted monthly net win, the Company will be subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the Agreement. As of September 30, 2002, the Company accrued $28,233 as a royalty payable.

         (C) Commitment for Minimum Royalty Payment

         Commencing after a nine month grace period for "ramp-up" from "live" date, the Company is committed to a minimum royalty payment of $10,000 per month for months seven through twelve. Should the software license be renewed as previously discussed, the Company will be committed under the same terms as currently in force. This minimum royalty payment commences in November 2002.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited

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

          Fair value based on recent cash offerings           $        0.50
          Exercise price (lower of (a) or (b) above)                   0.30
                                                              -------------
          Differential                                        $        0.20

          Total Shares                                              450,000
                                                              -------------

          Fair value                                          $      90,000
                                                              =============

         The Company has also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6/th/, 12/th/ and 18/th/ months following such initial public offering.

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

          Total value of common stock                              $     415,000
          Divided by the fair value based on recent cash offering           0.50
                                                                   -------------

          Equivalent shares                                              830,000
                                                                   -------------
          Fair value based on recent cash offering                 $        0.50
          Exercise price (lower of (a) or (b) above)                        0.25
                                                                   -------------
          Differential                                                      0.25

          Total shares                                                   830,000
                                                                   -------------

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited

          Fair value                                               $     207,500
                                                                   =============

         As a result of the above transactions, the company has recorded $297,500 of deferred consulting expenses and additional paid-in capital of $297,500. As of September 30, 2002, the Company has not recognized any compensation expense due to the performance commitment.

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

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited

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

Note 8   Loan and Convertible Note

(A) Loan Payable

During the nine months ended September 30, 2002, the Company's land lord paid $148,958 of corporate expenses on behalf of the company, the loan is non-interest bearing, unsecured and due on demand.

(B) Convertible Note Payable, Related Party

In September 2000, the Company entered into a promissory note agreement with a principal stockholder (see Note 10). The face value of the note is $499,336 and bears interest of 2% per annum with outstanding principal and interest due September 7, 2003. At the option of the note holder, any portion of the loan may be converted into common stock of the Company at $0.125 per share. The convertible note is unsecured. In October 2000, the note holder converted the principal amount of $350,000 into 2,800,000 shares of common stock valued at $0.125 per share. During 2001, the Company provided services for the note holder and decreased the note amount by $4,000 to a balance of $146,000 at December 31, 2001. During the nine months ended September 30, 2002, there were no additions or repayments. Accrued interest was $6,076 as of September 30, 2002.

Note 9   Stockholders' Deficiency

On November 6, 2001, effective January 1, 2002 through December 31, 2002, the Company issued 1,300,000 shares of common stock to unrelated parties for investor relations, general consulting, and website maintenance. The stock had a fair value of $1.00, based on a recent Form SB-2 registration statement, totaling $1,300,000. For the nine months ended September 30, 2002, the Company had expensed $975,000 as $375,000 of investor relations expense, $375,000 of consulting expense and $225,000 of website expense. At September 30, 2002 $325,000 remains as deferred consulting expenses in the equity section of the balance sheet.

During January 2002, a former consultant to the Company donated 640,000 shares of $0.01 par value common stock having a fair market value of $6,400. The transaction was accounted for as contributed capital.

On January 14, 2002, the Company accepted the resignation of an officer and director of the Company. On January 17, 2002 the Company entered into a bill of sale agreement with the officer and director and agreed to reacquire 20,000,000 shares of his common stock in return for the forgiveness of a subscription note receivable plus accrued interest totaling $27,910, the transfer of furniture, fixtures and equipment related to the Film Festival operations having a fair value of $10,715, and discontinuance all Film Festival operations (see Notes 10 and 11). The Company recorded the transaction at the $0.01 par value of the

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited

common stock on the date of issuance. Subsequent to the reacquisition of the shares, the Company formally cancelled and retired the common stock.

On January 14, 2002, the Company acquired 13,360,000 shares of common stock from its President in exchange for the cancellation of a subscription note receivable plus accrued interest totaling $27,533 and an option for 4,000,000 common shares exercisable at $1 per share. The Company recorded the transaction at the $0.01 par value of the common stock on the date of issuance. Subsequent to the reacquisition of the shares, the Company formally cancelled and retired the common stock. (See Note 10) The stock option grant is treated as compensatory for accounting purposes. Accordingly, under the intrinsic value method of APB 25, no compensation cost has been recognized. For consolidated financial statement disclosure purposes the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions in 2002: expected dividend yield 0%, risk-free interest rate of 2.79%, volatility 0% and expected term of two years. The fair value of the options granted totaled $215,628.

During April 2002, a former shareholder contributed $16,000.

During June 2002, the Company recorded $297,500 in deferred financing fees in connection with certain options granted to the software licensor.

On July 16, 2002, the Company entered into a stock rescission agreement whereby the Company reacquired 1,236,667 common shares valued at $1 per share based on recent cash offerings, for an aggregate of $1,236,667. The shares were issued in exchange for three separate notes receivable, which had been recorded as subscription notes receivable. The transaction resulted in a loss on stock rescission of $70,257 relating to accrued interest, which was not addressed in the rescission agreement but is not collectible.

During the nine months ended September 30, 2002, the Company issued 564,800 shares of common stock to investors at $.50 per share for aggregate proceeds of $282,400.

Note 10  Related Party Transactions

See Note 8 for convertible notes payable to principal stockholder.

On January 14, 2002, the Company reacquired 13,360,000 shares of common stock from an officer and director. (See Note 9)

On January 17, 2002, the Company reacquired 20,000,000 shares of common stock from a former officer and director. (See Notes 9 and 11)

In January 2002, the Company cancelled and retired $55,442 of notes receivable, including accrued interest related to common stock previously issued to corporate officers. (See Note 9)

Note 11  Discontinued Operations

On January 14, 2002, the Company formally adopted a resolution to discontinue all Film Festival and historical operations as it began to pursue an on-line gaming casino. In a bill of sale dated January 17, 2002, the assets associated with the historical operations were transferred to a former officer and director.

                  AngelCiti Entertainment, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited

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

Note 12  Software Concentration

The Company depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

Note 13 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,632,140 for the nine months ended September 30, 2002, a working capital deficiency of $379,464, stockholders' deficiency of $318,259 and accumulated deficit of $2,871,951 at September 30, 2002 and net cash used in operations of $228,153 for the nine months ended September 30, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is seeking funding. Management believes that the actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     We no longer produce live film and music events and have changed the focus of our operations to on-line gaming operations and management. We discontinued our previous operations and commenced our on-line casino operations through our wholly-owned subsidiary, Worldwide Management, S.A. ("Worldwide"), in May of 2002. As we have no financial results to compare to our current year on-line casino operations, comparative figures cannot be offered. We have suffered operating losses of $1,568,880 for the nine months ending September 30, 2002 and $566,123 for the three months ending September, 2002. We earned net casino revenues of $117,393 for the first nine months of this year, $96,172 of which were booked during the three months ending September 30, 2002. Revenues are recognized as net wins less promotional dollars provided to customers. Our revenues were recognized on total bets of $6,906,028 for the three months ending September 30, 2002 as contrasted with total bets of $2,545,930 for the three months ended June 30, 2002. We had paid for $975,000 of consulting, website maintenance and investor relations services for the nine months ended September 30, 2002 with our common stock. It is anticipated that these types of expenses will be paid for in the future with our common stock. Even though a significant amount of our expenses may be paid for with our common stock, we must still generate sufficient cash flow to satisfy the remainder of our expenses. Worldwide has booked limited revenues during the first nine months of this year and we have relied upon the proceeds raised from an ongoing Regulation S offering, which has since terminated, to remain in business.

     During this period of operational transition, we have been striving to control our ongoing cash expenses. Our overall general and administrative expenses decreased from $230,363 for the three months ending June 30, 2002 to $177,390 for the three months ending September 30, 2002. Our most significant ongoing selling, general and administrative expenses have been and should continue to be our advertising, promotional and marketing expenses, fees for professional services, payroll and salary expense, and software licensing expense. Our advertising, promotional, marketing and payroll expenses remain variable and will be dependent upon the revenues that we earn and the amount of investment capital that we raise. As of the date of this Report, our licensing expense is payable as a fixed percentage of our net winnings, with a minimum monthly payment of $10,000 to be paid beginning in November of 2002.

     While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow during the fourth quarter of 2002, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

     We are subject to applicable laws in the jurisdictions in which we offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify of differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

     On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offered gambling, and to help regulate the UK bookmaking industry. The reform was also intended to bring home major UK bookmakers who had fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" is required to accept wagers and UK based bookmakers may now operate Internet bookmaking websites without collecting the betting duty. These reforms are expected to make the UK a significant hub of gaming. It is anticipated that their official entry into online gaming could put pressure on the United States and other governments towards regulating the industry.

     In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. After similar bills failed to pass in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. Earlier this year, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online gaming and there is a risk that governmental authorities could view Worldwide as having violated such laws. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against Worldwide and/or its employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against Worldwide and/or its employees. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition. We intend to minimize the potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming business.

     Worldwide's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos, Worldwide intends to promptly comply with such laws.

Liquidity and Capital Resources

     We are insolvent, as our current liabilities are significantly greater than our current assets. Total cash and cash equivalents at September 30, 2002 were $5,563 as compared to $563 at December 31, 2001. The increase in cash from the year ending December 31, 2001 to the nine months ending September 30, 2002 resulted in part from proceeds that we had raised pursuant to our Regulation S offering, totaling $282,400, and liquidation of certain investment securities that had previously been written off with zero cost basis, despite our ongoing losses. However, total working capital as of September 30, 2002 decreased to a deficiency of $379,464 as compared to positive working capital of $49,049 at December 31, 2001. This decrease in working capital resulted from the liquidation of our investment portfolio, reduction of our prepaid expenses and our operating losses. As of September 30, 2002, $148,958 of our operating losses had been funded by loans from Worldwide's landlord. These loans are callable on the demand of Worldwide's landlord. No assurance can be given that these loans will not be called or that Worldwide's landlord will continue to make loans to us should we need them.

     Worldwide commenced its on-line casino operations in May 2002 and is slowly increasing its operations and revenues. Its casino revenues have increased from $21,221 for the three months ending June 30, 2002 to $96,172, after deducting and offsetting promotional discounts, for the three months ended September 30, 2002. We believe that we have minimized our cash outflows while we strive to expand our on-line casino operations. We still need to significantly grow our revenues. Until we significantly increase our revenues, we will be dependent upon ongoing loans, the remaining proceeds that we have raised, as well as additional investment capital to finance our ongoing business activities. We have raised proceeds of $282,400 as of the date of this Report from the sale of 564,800 of our common shares. However, this offering has terminated and no assurance can be given that we will be able to raise additional capital pursuant to any subsequent offering. We believe that our cash on hand and revenues will be sufficient to sustain our operations for the next one to two months. However, we cannot be certain that our revenues earned and investment capital raised will be sufficient to allow us to remain in business.

Future Expenditures

     Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds.

     On February 15, 2002, we commenced a private offering of up to 2,500,000 of our restricted common shares at a price of $0.50 per share. These shares were offered for sale pursuant to Regulation S, promulgated under the Securities Act of 1933. As of the date of this report, we had sold 564,800 of our shares to 12 foreign persons and/or foreign entities. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith. No securities were sold pursuant to this offering during the third quarter of this year and this offering has been terminated.

Item 3. Defaults upon senior securities - None

Item 4. Submission of matters to a vote of security holders - None

Item 5.  Other information.

         On July 15, 2002, we rescinded and canceled three separate sales of our common shares that had been effected in exchange for promissory subscription notes receivable in connection with our initial public offering. In the aggregate, we canceled the sale of 1,236,667 shares having a fair value of $1,236,667 based on the cash offering price of said shares. During this quarter, we had written off $70,257 of interest income to loss on stock rescission, that had previously been booked as interest income in connection with the issuance of these shares that had been canceled and rescinded.

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


                  (b)  The following exhibits are incorporated by reference as
                               Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit No.     Description
                     3.1          Articles of Incorporation, as amended*
                     3.2          Bylaws, as amended*
                    16.1          Letter re: change in certifying  accountant
                                  letter from Chisholm and Associates to the Securities and Exchange Commission dated
                                  August 9, 2002**
                    16.2          Letter re: change in certifying  accountant
                                  letter from Chisholm and Associates to the Securities and Exchange Commission dated
                                  August 9,2002***
                    21.1          Names of Subsidiaries****

                  __________________________________________________________

                  *    Included in Amendment No. 1 to Registration Statement
                       bearing file number 333-54468 filed on January 26, 2001
                  **   Included in Form 8-K filed on August 13, 2002
                  ***  Included in Form 8-K/A filed on August 21, 2002
                  **** Included in Form 10-KSB filed on May 3, 2002.

                  (c) Reports on Form 8-K filed during the three months ended September 30, 2002. (Incorporated by reference):

                        Report filed on Form 8-K on August 13, 2002 changing registrant's certifying accountant and changing the address of registrant to its current address.

                        Report filed on Form 8-K/A on August 21, 2002 amending the disclosures changing registrant's certifying accountant and business address.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AngelCiti Entertainment, Inc.


Dated: November 14, 2002                          By: /s/ Lawrence Hartman
                                                     --------------------------
                                                  Lawrence Hartman, CEO

                                  Certification

     I, Lawrence Hartman, further certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AngelCiti Entertainment, Inc.;

2. Based upon my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

3. Based on my knowledge, the financial statements and other financial information included in this Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function, if any):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers, if any, and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                    /s/ Lawrence Hartman
                                           ------------------------------
                                           Lawrence Hartman, Chief Executive
                                           Officer and Chief Financial Officer

                                  Exhibit Index



Exhibit Number      Description

99.1                Certification Pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002