Form 10KSB
period 2002-12-31
OMEGA VENTURES INC
filed 2003-04-04
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                Annual Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934
                      For the year ended: December 31, 2002

                         Commission File Number: 0005468

                              OMEGA VENTURES, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                              88-0427195
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 9000 Sheridan Avenue, Pembroke Pines, FL 33204
           (Address of Principal Executive Offices including zip code)

                                 (800) 230-2249
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                 Yes [x] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                 Yes [ ] No [x]

State issuer' revenues for its most recent fiscal year.   $474,098

Transition Small Business Disclosure Format:
                                 Yes [ ] No [x]

As of March 31, 2003, there were 24,566,333 outstanding shares of common stock, par value $0.01. There was no market value for these shares.

 Documents incorporated by reference:   None

                                  GENERAL NOTE

References in this document to "us," "we," or "the Company" refer to Omega Ventures, Inc. and its subsidiaries ("Omega"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

                                     Part I.

Item 1.  Description of Business.

General-Organization and History of Prior Operations
----------------------------------------------------

         Omega Ventures, Inc. is a Nevada corporation that was formed under the name Los Angeles International Film and Music Market, Inc. in May of 1999. Our name was changed to AngelCiti.com Multimedia, Inc. and AngelCiti Entertainment, Inc. and was subsequently changed to its current name in January of 2003. We began day to day operations in Hollywood, California on July 12, 1999 as a multi-dimensional entertainment company that produced and promoted film and music festivals featuring independent artists and their works, broadcasted the works of independent film and music artists as well as other content over the Internet, and offered film and music production assistance to independent film and music artists. The events of September 11, 2001 forced us to re-evaluate our operations and revise our business plan.

         Music and Film Festivals. We had originally been engaged as a producer and promoter of live film and music festivals and provider of streaming media content over our Internet web site. The content appearing on our web site had been based on the film and music festivals that we had promoted and produced. Our live festivals had been predominantly geared towards independent film producers and musical artists who were not under contract with a record label or who had demonstrated a material fan support base in their local markets or on the Internet.

         We produced film festivals in five cities, which consisted of theater screenings of films not available to the general public through traditional. Festivals typically included 30-40 films, including shorts, documentaries and full-length features. We produced music concerts in Los Angeles, California and in twelve other cities throughout the country. Revenues from film and music festivals were generated from promotional fees paid by musical artists and film makers, ticket sales for live events, event sponsorship, event program advertising and live event advertising sales.

         The events of September 11, 2001 seriously impacted our operations as the perception of reduced attendance at our live events caused sponsorship of our events to be dramatically reduced. As a result, we were unable to produce live events, abandoned our live event operations and developed a new business strategy. Our principal focus remained in the entertainment industry. Rather than promoting film and music events, we began operating and managing online gaming websites.

         On Line Gaming Operations. We formed a wholly-owned subsidiary, Worldwide Management. SA, a Costa Rica corporation ("Worldwide"), to own and operate our online casino operations. Our online casino operations were to be managed by another wholly-owned subsidiary, Worldwide Entertainment, Inc., a Belize corporation ("WEI") once we had become profitable. As we had not been profitable, our online casino operations had been managed directly by Worldwide and WEI had remained dormant. Actual operations for our online casinos began May 2, 2002.

         Our online casinos were operated using software technology licensed by others. Our software license required us to pay the licensor an initial set up fee as well a percentage of our revenues. Our software provider provided us with updates and innovations to their technology, which eliminated our need to fund ongoing research and development expenses. Our software licensor has historically allowed Worldwide to defer royalty payments that had become due and payable. No assurance is given that it will continue to do so, or that Worldwide's delayed payments will not cause the licensor to seek the revocation of Worldwide's software license.

         Our online casino software was operated on company-owned servers housed in our Costa Rica office. The hosting of our casino site and maintenance of our equipment was provided by third party vendors. The use of third party vendors for such services helped us minimize our ongoing payroll expense.

         We operated games of chance including Blackjack, Craps, Video Poker, Roulette, Mini-Baccarat and various forms of online slot machines, as well as other games created by the licensor of our operating software. Our online casino games used software technology that provided enhanced sound and graphics and allowed real time interactivity within a user's own web browser. Customer access to our on line casino was provided through the use of a customer's computer. Customers had the option of loading and playing casino games through their web browser with no downloading, or they could download the entire website or individual games to achieve faster play. Our online casinos offered odds in each game as would be comparable to those offered in connection with land based games of chance. Players had the opportunity to win or lose in any given game, on any given day, just as one would win or lose in any land based casino.

         Players could play free of charge or open an account in our office, fund the account and place their funds at risk by betting on the outcome of our games. Wagering customers were required to provide certain personal and financial information, including a user name and password, in order to open an account. In order to make live wagers, a person was required to purchase electronic cash by making one or more forms of cash payment into their account. Our online casino was designed to be an entertaining and interactive real time playing experience that provided maximum security to our customers. It was not our policy to disclose any personal or wagering information regarding our customers and access to all accounts had always been password protected.

         Many of our games had several variations and provided for minimum and maximum betting ranges. Customer winnings (in U.S. Dollars) were automatically credited to a customer's account. Withdrawals were effected by various means made available by us, as requested by the client on a case-by-case basis. Customers were free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

         We did not require our customers to maintain a minimum account balance or place restrictions on amounts accumulated through winnings. Nor did we grant credit to our customers. We did, however, place maximum bet limits for new customers and reserve the right to grant custom wagering and account options to our regular customers based upon their established profiles. We adhered to the guidelines provided by the Code of Conduct of the Interactive Gaming Council, a gaming industry organization. Among other things, this Code required us to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. We had suspended certain customers' account activity at times when we suspected or observed compulsive gambling behavior.

Subsequent Events

         Sale of Subsidiary and Subsequent Operations. On November 7, 2002, we entered into a Share Exchange Agreement with IChance International, Inc. ("IChance") to sell our wholly owned gaming subsidiary, Worldwide, for 21 million shares of IChance common stock, or approximately 88% of the outstanding common shares of IChance.

         The Share Exchange Agreement with IChance (the "IChance Agreement") closed on January 20, 2003. At that time, we owned approximately 88% of IChance, changed our name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc., and IChance changed its name to AngelCiti Entertainment, Inc. ("AngelCiti"). AngelCiti, as the new parent company of Worldwide, has changed its operating focus from owning and operating online casinos to the administration and facilitation of online casinos and the sublicensing and development of online casino gaming software. AngelCiti's sole customer pays AngelCiti a significant amount of its net casino revenues as an administration fee and reimburses AngelCiti for certain costs expended in connection with the same. Its ongoing viability is therefore dependent upon the fortunes of those online casinos that it administers. AngelCiti is now our majority owned subsidiary, as we currently own approximately 87.3% of its issued and outstanding common shares.

         We do not currently intend to distribute the shares of AngelCiti that we own to our shareholders, via a dividend or other distribution, but may use, sell or distribute such shares in exchange for cash, stock, services or otherwise, to sustain our ongoing operations. However, we reserve the right to distribute our AngelCiti shares to our shareholders if we determine it is in our best interest to do so. Until such time as we divest ourselves of our AngelCiti shares, we are dependent upon the fortunes of those online casinos doing business with AngelCiti as well as AngelCiti's efforts to find and/or develop new gaming software.

         As of the date of this Report, we have maintained our ownership interest in WEI, which remains dormant. Following the closing of the IChance Agreement, we have conducted virtually no significant business operations. Our new operating focus is on online marketing. Towards that end, we operate a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. It places pop-up and other forms of online casino advertising on affiliates' internet websites in exchange for a percentage of casino or sports book winnings, ranging from 2%-5%. Casinopaycheck.com has been operational since June of 2002 but has yet to earn any revenues. We have agreed to provide online marketing services to the online casinos that AngelCiti administers. However, AngelCiti is not obligated to pay us for these services until the expiration of a trial period later this year. It is not anticipated that casinopaycheck.com will generate revenues for at least six months from the date of this Report and may never do so. Even if casinopaycheck.com does generate revenues, its operations, alone, may not be able to sustain our business. We will be dependent on our management to further develop our new operating and business focus or to effect a business combination with a viable operating company if we cannot successfully redefine ourselves and our operations.

Intellectual Property Rights
----------------------------

         None.

Competition
-----------

         The online casino business is highly competitive. We, AngelCiti and Worldwide face competition from large numbers of large and small companies, both public and private. Many of these companies have financial resources far greater than ours and have greater leverage in attracting talent, product and personnel. A high degree of competition is expected to continue and there are no significant barriers to entry into this business. Our business and the business of AngelCiti and Worldwide may be adversely affected by these factors.

         Internet gambling has grown from 30 sites in 1996 to approximately 1,400 sites in the year 2000 according to the Center for Policy Initiatives. Bear Stearns estimates that there are approximately 1200 to 1400 e-gaming web sites. These sites offer all types of gambling from bingo and lotto, to classic live games such as roulette, poker, blackjack, craps and slot machines, to betting on amateur and professional sporting events.

         Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we face strong competition in what is expected to be a rapidly growing global industry. Our competitors include GoldenPalace.com, CasinoOnNet.com, Boss Media, CryptoLogic, Inc., RiverBelleCasino.com, Microgaming, and Youbet.com, to name a few. Some of our competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable them to operate their own online casinos and Internet Web sites. As the barriers to entry into this industry are low, access to this business is made to a wide number of entities and individuals. Required technological and management expertise can be licensed or purchased from existing vendors. Our industry's technology, including hardware, software and the mode through which communications flow are subject to rapid and significant change. Others may develop technologies that render our operations obsolete.

Government Regulation
---------------------

         Online casino operations are subject to applicable laws in the jurisdictions in which they offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify of differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

         On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offered bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform was also intended to bring home major UK bookmakers who had fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" was required to accept wagers and UK based bookmakers could now operate Internet bookmaking websites without collecting the betting duty. These reforms are expected to make the UK a significant hub of gaming. It is anticipated that their official entry into online gaming could put pressure on the United States and other governments towards regulating the industry.

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. After similar bills failed to pass in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against online casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against online casinos and/or their employees. Such proceedings could have a material adverse effect on AngelCiti's business, revenues, operating results and financial condition and the business, revenues, operating results and financial condition of those entities that do business with Angelciti and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition. AngelCiti intends to minimize these potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing its marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with the Internet gaming business.

         AngelCiti, through Worldwide, its wholly owned subsidiary, is an administrator of online casinos and sub-licensor of online gaming software. It does not own online casinos. Its management does not believe that its operations are directly subject to Costa Rican or other regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with customers who do own such online casinos, no assurance can be given that the Costa Rican government or any other jurisdiction will not take the position that we, AngelCiti, and/or Worldwide are subject to their regulations governing online gaming operations. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires gaming licenses as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, the newly enacted licensing requirements in Costa Rica now represent a significant increase in the cost of doing business.

         Although management of AngelCiti believes that the operations of Worldwide do not require a gaming license, both Worldwide and its sole customer currently operate their respective businesses under the gaming license of Commercial LT Baroda, SA ("Baroda"), pursuant to the terms of Worldwide's Sublease and Service Agreement with Baroda, as amended. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide and/or its sole customer to operate their respective businesses under Baroda's gaming license. In such event, Worldwide and/or its sole customer may each be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business, the business of Angelciti, Worldwide and Worldwide's sole customer, and could result in the termination of the current operations of each of the aforementioned companies.

Employees
---------

         As of March 31, 2003, our president, Lawrence Hartman, remains our sole full-time employee, but is not compensated by us for his services. Mr. Hartman is not employed pursuant to the terms of an employment agreement and is not restricted from competing with us should he sever his ties with us. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Item 2.  Description of Property

         We maintain an office presence at 9000 Sheridan Avenue, Suite 7, Pembroke Pines, FL 33024 pursuant to a Business Identity Agreement, the current term of which expires on April 30, 2003. This agreement requires monthly payments of $159 per month.

         Baroda, our former landlord, permits us to utilize a portion of its business space located at Oficentro La Sabana, Edificio #1, Piso#3, San Jose, Costa Rica, without charge. The principal officers of Baroda own approximately 19% of our issued and outstanding common shares through other entities that they own. While management believes that Baroda will continue to permit it to utilize this office space at no charge, no assurance can be given that they will do so.

         We believe that each of the foregoing properties is suitable for our needs for the next 12 months. While we believe that additional space would be readily available to us should we need it, we do not, at this time, have the financial resources necessary to lease such space.

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

Holders
-------

         As of March 31, 2003, there were 308 shareholders of our common stock.

Dividends
---------

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

Plan of Operation
-----------------

         We no longer produce live film and music events and operate online gaming and gaming management operation. Our live film and music operations have been discontinued as of December 31, 2001 and are presented as such in our financial statements. Results for the year ending December 31, 2002 include online casino operations only. Our online casinos were open for business in May of 2002. As we have no financial results to compare to our online casino operations, comparative figures cannot be offered. We have suffered operating losses of $2,138,568 for the year ending December 31, 2002 and $506,428 for the three months ending December 31, 2002. We earned net casino revenues of $474,098 for the year ending December 31, 2002, $356,705 of which was earned during the three months ending December 31, 2002. Revenues are recognized as net gaming wins less promotional dollars provided to customers. Our $474,098 of net casino revenues for the entire year were recognized on total bets of $25,991,878 as compared to $356,705 of net casino revenues for the three months ending December 31, 2002 which were recognized on total bets of $16,539,921 for said period. We had paid for $1,340,265 of consulting, web-site maintenance and investor relations services during the year ending December 31, 2002 with our common stock. As of December 31, 2002, our obligation to make or continue such payments and our amortization of the same has ended.

         As of January 20, 2003, the date that we sold our wholly-owned subsidiary, we are conducting limited operations and have virtually eliminated all of our operating expenses, other than the rent expense for our Pembroke Pines, Florida office presence, limited expenses associated with casinopaycheck.com, and on-going professional fees. We will require loans from officers or affiliates to satisfy our remaining expenses. No assurance can be given that our officers or other affiliates will provide us with funds necessary to pay these expenses.

         While we are hopeful that AngelCiti's online gaming operations will generate positive cash flow during the fiscal year ending 2003, we cannot be certain that this will be the case or that it will ever generate positive cash flow. To the extent that AngelCiti cannot do so, it will be required to rely upon loans or other funds that it raises to remain in business. If it cannot obtain such funding before it attains a level of positive cash flow, AngelCiti's operations, our investment in AngelCiti, and our ongoing prospects will be materially and adversely affected.

Liquidity and Capital Resources
-------------------------------

         We are insolvent, as our current liabilities are significantly greater than our current assets. Total cash and cash equivalents at December 31, 2002 were $44,595 as compared to $563 at December 31, 2001. This increase in cash resulted in part from proceeds that we had raised pursuant to our Regulation S offering totaling $282,400 and liquidation of certain investment securities that had previously been written off with zero cost basis, despite our ongoing losses. However, total working capital as of December 31, 2002 decreased to a deficiency of $548,329 as compared to positive working capital of $49,049 at December 31, 2001. This decrease in working capital resulted from the liquidation of our investment portfolio, reduction of our prepaid expenses and our operating losses. As of December 31, 2002, $328,791 of our operating losses had been funded by loans from Baroda, our Costa Rican landlord. These loans are non-interest bearing and are callable on the demand of Baroda. No assurance can be given that these loans will not be called, or that Baroda will continue to make loans to AngelCiti, Worldwide or us, should we need them.

         We commenced our online casino operations in May 2002 and have slowly increased our operations and revenues. Casino revenues have increased from $96,172, after deducting and offsetting promotional discounts, for the three months ending September 30, 2002 to $356,705, after deducting and offsetting promotional discounts, for the three months ended December 31, 2002. As of January 20, 2003, we sold Worldwide in exchange for approximately 88% of Angelciti's common stock. AngelCiti is now a majority owned subsidiary of ours. As such, its future operations and prospects are important to us. We believe that its revenue growth trend will continue and its earnings will improve, assuming it is not obligated to obtain a gaming license in connection with its Costa Rican operations and its sole customer significantly increases its player base. However, we cannot be certain that this will be the case.

         As of the date of this Report, we have no material cash on hand. We believe that we have minimized our cash outflows while we develop our new business plan. We believe that AngelCiti has done the same while it expands its online casino operations, although we cannot guaranty that this will be the case. Until we develop a business plan that generates significant revenues and until AngelCiti generates significantly improved net casino revenue, we and AngelCiti will be dependent upon ongoing loans, and additional investment capital to finance our respective ongoing business activities. While we have been successful in raising investment capital in the past, no assurance can be given that we will be able to raise additional capital in the future. While we are conducting limited operations and have virtually eliminated all of our operating expenses, other than the rent expense for our office presence, limited expenses associated with casinopaycheck.com, and on-going professional fees, we will require loans from officers or affiliates to satisfy our remaining expenses. No assurance can be given that our officers or other affiliates will advance these expenses on our behalf.

Future Expenditures
-------------------

         Our future capital expenditures and operations will depend upon our ability to generate revenues, loans from officers or affiliates, or additional investment capital if our revenues or other sources of funding are not sufficient. Even if sufficient funding is available, we have no present plans for future capital expenditures.

Recent Accounting Pronouncements
--------------------------------

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

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

Item 7   Financial Statements

         Our financial statements appear on pages F-1 through F-25.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On August 5, 2002, we changed our auditors from Chisholm and Associates, LLP to Salberg & Co., P.A. Notice of this change was filed with the Securities and Exchange Commission on Form 8-K/A on August 13, 2002. There were no disagreements with our prior auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. Our prior auditors confirmed that there were no such disagreements in a letter that was made an exhibit to our 8-K filing. Salberg& Co., P.A. is located at 20283 State Road 7, Suite 109, Boca Raton, FL 33498.

                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

         The following table sets forth the ages and positions held by our executive officers, directors and control persons:


NAME                    AGE    POSITIONS HELD
----------------------------------------------------------
Larry S. Hartman(1)     37     Director and Chief Executive Officer, President,
                               Treasurer, (CFO) and Secretary
Carl R. Ceragno(1)      56     Director

----------
(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors have been elected and have accepted their positions. Directors are elected for one-year terms.

         Lawrence S. Hartman. Lawrence S. Hartman has served as our Chief Executive Officer, Chairman of the Board of Directors and Secretary since May 14, 1999. Mr. Hartman expanded his duties to serve as our president, treasurer and chief financial officer as well, upon the resignation of Adam Zoblotsky from those offices on December 1, 2001. Mr. Hartman's daily activities include supervising development of our online casino, meeting and speaking with potential business affiliates, working with our legal counsel, accountants, and auditors, and general corporate administration. Mr. Hartman currently devotes approximately 30 hours per week towards our operations. Since May of 1999, Mr. Hartman has served as a director and Vice President-Corporate Counsel of Communications Research, Inc., a New Jersey based systems integration and video conferencing design company ("CRI"). Mr. Hartman does not devote his full time efforts to the affairs of CRI. Rather, he provides his time to CRI on an "as needed" basis, which has historically represented approximately 5% of his time. Mr. Hartman devotes the remainder of his time offering consulting services to development stage companies. From March of 1998 to June of 1999, Mr. Hartman had served as a senior manager, investment banking, for the Ocwen Federal Bank, where his responsibilities were devoted towards real estate asset management. From January 1996 to March of 1998, Mr. Hartman served as Vice President, secretary and general counsel with Tarragon Realty Advisors, a real estate investment trust. From January of 1994 until January of 1996, Mr. Hartman was employed as an associate attorney with the law firm of Coudert Brothers, where his area of practice was limited to real estate and corporate law.

         Mr. Hartman earned a Bachelor of Arts degree from Albany University in May of 1987. He earned his Juris Doctor degree from Columbia Law School in May of 1990. Mr. Hartman is currently licensed to practice law in the State of New York.

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

Audit Committee Financial Expert
--------------------------------

         Given our limited operations and resources, and the limited size of our management team, our board of directors has determined that we do not presently have the ability to retain the services of an audit committee financial expert to serve on our audit committee. At such time as our operations and financial resources permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon. However, we cannot be certain that we will ever have the resources required to do so.

Code of Ethics
--------------

         We have not, as of the date of this Report, adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so given the extremely limited size of our management team and limited ongoing operations. To the extent that our operations increase and we expand our management team, it is anticipated that we would adopt such a code of ethics at that time.

Controls and  Procedures
------------------------

         We have effected disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon the review of said disclosure controls and procedures by our CEO and CFO, we have determined said disclosure controls and procedures to be effective.

Indemnification and Limits of Liability
---------------------------------------

         Our Articles of Incorporation and Bylaws, as amended, provide for the indemnification of our officers, directors and agents to the fullest extent allowed by Nevada law. However, no such indemnification is permitted if it would be contrary to applicable law, as a matter of public policy or if contrary to federal or state securities laws.

Compliance with Section 16(a)
-----------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, directors and persons who own more than 10% of the equity securities of certain publicly traded companies, to file reports of ownership and changes in ownership of our equity securities of the company with whom they are affiliated with the Securities and Exchange Commission. While we are not subject to the provisions of Section 16(a) of the Securities Exchange Act, we believe that our officers, directors and shareholders owning more than 10% of our equity securities have voluntarily made such filings up through and including December 31, 2002 and have furnished us with copies of the same.

Item 10  Executive Compensation

         We paid an annual salary of $52,800 to Mr. Hartman as well as a non-accountable expense allowance to reimburse his reasonable out-of-pocket expenses incurred on our behalf, up through January 20, 2003. Mr. Hartman had not been employed pursuant to the terms of an employment agreement and has been free to compete with us once his employment with us was terminated. As of January 20, 2003, Mr. Hartman receives no compensation from us of any kind other than the reimbursement of his expenses associated with his attendance of board of director's meetings.

          We do not currently have any employee incentive stock option plan.

         The following table sets forth the compensation of our sole officer for the last three (3) fiscal years:

NAME AND                          ANNUAL COMPENSATION            LONG TERM COMPENSATION
PRINCIPAL POSITION         YEAR  SALARY(1)  BONUS  OTHER(2)    STOCK  SAR's  LTIP   OTHER
------------------         ----  ---------  -----  --------    -----  -----  ----   -----
Lawrence S. Hartman        2000   $57,000   $0.00   $0.00      $0.00  $0.00  $0.00  $0.00
CEO, CFO and secretary     2001   $50,000   $0.00   $0.00      $0.00  $0.00  $0.00  $0.00
                           2002   $52,800   $0.00   $0.00      $0.00  $0.00  $0.00  $0.00

----------
(1) Mr. Hartman deferred $30,990 of his salary for the year 2000. In October 2000, Mr. Hartman forgave $40,000 of deferred compensation. At December 31, 2000, amounts due Mr. Hartman for deferred compensation was $9,260. At December 31, 2001, amounts due Mr. Hartman for deferred compensation were $36,260, all of which had subsequently been forgiven. No salary was deferred during 2002.

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

Directors' Compensation
-----------------------

         No compensation has been paid to inside directors for service in such capacity in the past. Each independent director receives 200,000 shares of stock upon appointment to the board (after reflecting an 8:1 forward stock split effective as of November 10, 2000), receives annual compensation in the form of 40,000 shares (post split), and may be reimbursed for expenses incurred in connection with attendance at Board and committee meetings. Notwithstanding the foregoing, we did not issue outside directors any shares as compensation during 2001 or 2002. At such time as the Board of Directors deems appropriate, we intend to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors.

Item 11  Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2002, we had 24,566,333 common shares issued and outstanding. The following table sets forth the ownership, as of December 31, 2002, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our officers and directors, and all of our executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.

                                                                   PERCENTAGE OF
TITLE OF                                             NO. OF          OUTSTANDING
CLASS            NAME & ADDRESS                      SHARES            SHARES
Common stock     Lawrence S. Hartman                9,040,000(1)       36.70%
                 9000 Sheridan Avenue
                 Suite 7
                 Pembroke Pines, FL 33204

Common stock     Carl R. Ceragno                      240,000           1.00%
                 67 Ramapo Valley Road
                 Mahwah, NJ 07430

Common stock     Wye & Whalsay Ltd.                 2,000,000(2)        8.14%
                 Oficentro La Sabana
                 Edificio #1, Piso #3
                 San Jose, Costa Rica

Common stock     Kailuamana Corp., SA               2,500,000(2)       10.17%
                 Oficentro La Sabana
                 Edificio #1, Piso #3
                 San Jose, Costa Rica

Common Stock     Arnie Malenenko                    2,800,000(3)       11.40%
                 2400 East Los Olas Blvd., #388
                 Ft. Lauderdale, FL 33301

All Officers and Directors as a Group
(2 Individuals)                                     9,280,000*          37.7%

----------
(1) Excludes options issued to Mr. Hartman to purchase up to 4,000,000 shares of our common shares at a price of $1.00 per share.

(2) Wye & Walsay, Ltd. is controlled by Dean Ward who is a principal of Baroda, the entity that has been our landlord and has permitted us to defer the payment of significant operating expenses. Kailuamana Corp. SA is controlled by George Guttierez, who is also a principal of Baroda.

(3) Does not include 1,168,000 shares issuable to Mr. Malenenko, upon conversion of the convertible promissory note that he holds.

Changes in Control.

         There are currently no arrangements which would result in a change in control of our management.

Item 12  Certain Relationships and Related Transactions.

         Our founders, Lawrence S. Hartman and Adam Zoblotsky, had each been issued 22,400,000 of our post-split shares on July 15, 1999 in connection with our formation. Messrs. Hartman and Zoblotsky were each granted options to purchase an additional 12,000,000 of our shares at prices ranging from $.125 and $.25 per share. Messrs. Hartman and Zoblotsky have surrendered these options to us at the time that we offered our shares to investors pursuant to a private offering in 2001. Mr. Hartman is currently our director, president, secretary, chief executive and chief financial officer.

         In 1999 Mr. Hartman loaned us $17,736. This loan was not supported by a promissory note but accrued interest at the rate of 10% per annum. Interest in the amount of $839 ($339 in cash and $500 in the form of 4,000 of our common shares) as well as the outstanding principal balance of $17,736 had been repaid to Mr. Hartman in March of 2000.

         From the date of our inception through September 30, 2000, we paid Mr. Hartman an annual salary of $60,000 per year. However, to save cash, Mr. Hartman deferred $18,270 of his salary during 1999, $30,990 of his salary during the year 2000, and $25,000 of his salary during the 2001 calendar year. From October 1, 2000 through December 31, 2001, Mr. Hartman's salary was set at $50,000 plus a non-accountable expense allowance of $2,000 per month, to allow him to continue to market our business and our brand name. The non-accountable expense allowance was not considered salary for Mr. Hartman but was reimbursement for personal funds expended for business purposes. Additionally, from February 2000 to October, 2000, Mr. Hartman received an automobile allowance of $500 per month. For the fiscal year ending December 31, 2002, Mr. Hartman was paid a monthly salary of $4,400.

         We loaned Mr. Hartman $25,000 as of October 20, 2000. This loan was not supported by a promissory note. In exchange for this loan, Mr. Hartman forgave $40,000 of deferred compensation and applied the same to the capital of our company. This loan was forgiven by us in January 2002.

         In January of 2002, Mr. Hartman surrendered 13,360,000 shares of our common stock to our treasury in exchange for the forgiveness of a $25,000 loan that we had made to him. These shares were retired and cancelled. At that time we issued Mr. Hartman options to purchase up to 4,000,000 shares of our common stock at a price of $1.00 per share. These options do not expire.

         From the date of our inception through September 30, 2000, we paid Mr. Zoblotsky an annual salary of $60,000 per year. However, to save cash, Mr. Zoblotsky deferred $18,270 of his salary during 1999, $27,168 of his salary during the year 2000, and $25,000 of his salary during the 2001 calendar year. From October 1, 2000 we paid Mr. Zoblotsky an annual salary of $50,000 plus a non-accountable expense allowance of $2,000 per month, to allow him to continue to market our business and our brand name. The non-accountable expense allowance was not considered salary for Mr. Zoblotsky but was reimbursement for personal funds expended for business purposes. From February 2000 to October, 2000, we allowed Mr. Zoblotsky to use a company owned car.

         We loaned Mr. Zoblotsky $25,000 as of October 20, 2000. This loan was not supported by a promissory note. In exchange for this loan, Mr. Zoblotsky forgave $40,000 of deferred compensation and applied the same to the capital of our company. This loan was forgiven by us in December 1, 2001 at the time Mr. Zoblotsky resigned as our president and a member of our board of directors.

         In January of 2002, we transferred all of our right title and interest in the Beverly Hills Film Festival plus certain items of office equipment valued at approximately $10,700 to a company controlled by Mr. Zoblotsky, in exchange for the surrender of 20,000,000 shares of our common stock and forgiveness of a $25,000 loan that we had made to him. These shares were also retired and cancelled.

         As of September 15, 2000, we loaned CRI, a company controlled by Mr. Carl R. Ceragno, one of our directors, $6,500 pursuant to the terms of a promissory note that bears interest at the rate of eight percent per annum. Principal and interest was due on September 15, 2002 but has not been repaid as of the date of this Report. As of the date of this Report, we have taken no action to collect the outstanding balance of this loan and no assurance can be given that this loan and the interest that has accrued thereon will ever be repaid. As additional consideration for making this loan, CRI issued 50,000 shares of their common stock to us. CRI has filed a registration statement with the SEC to register these and other shares. There is currently no publicly traded market for these shares and we cannot offer any assurance that a publicly traded market for these shares will ever develop.

         Kailuamana Corp., SA ("Kailuamana"), an entity that is controlled by George Guttierez, currently owns 10.17% of our outstanding common shares that it received from us in connection with an investment banking agreement that it entered into with us in February of 2000. Mr. Guttierez is also currently president and a control person of Baroda, an entity that had served as our landlord pursuant to a Commercial Sublease and Services Agreement with Worldwide (the "Sublease Agreement"). The principal officers of Baroda own approximately 19% of our issued and outstanding common shares through other entities that they own or control. The Sublease Agreement provided Worldwide with approximately 6,000 square feet of office space as well as certain personnel and other staffing and services for prescribed fees. Baroda permitted Worldwide to defer $273,641 of payments in connection with the sublease agreement as of December 31, 2002 on an interest free basis. Baroda also provided services to us directly during the year ending December 31, 2002, and has permitted us to defer $55,150 of payments in connection with the same, on an interest free basis. The outstanding balances that we and Worldwide owe Baroda are not supported by a promissory note and are not secured. Baroda continues to serve as Worldwide's landlord and still permits Worldwide to defer the payments that it owes Baroda pursuant to the Sublease Agreement. After January 20, 2003, Baroda is no longer our landlord, but permits us to utilize a portion of its business space located at Oficentro La Sabana, Edificio #1, Piso#3, San Jose, Costa Rica, without charge. While we believe that Baroda will continue to permit us to utilize this office space at no charge, and will continue to allow Worldwide to defer payment of the ongoing expenses associated with its Sublease Agreement, no assurance can be given that Baroda will do so.

         Dean Ward, a principal of Wye & Walsay, Ltd., is also a control person of Baroda. Wye & Walsay, Ltd. currently owns 2,000,000 of our issued and outstanding common share. Additionally, in April of 2002, Mr. Ward made a gratuitous contribution of $16,000 to us, which had been treated for accounting purposes as contributed capital.

Subsequent Events
-----------------

         On November 7, 2002, we entered into a Share Exchange Agreement with IChance International, Inc. ("IChance") to sell our wholly owned subsidiary Worldwide Management, Inc., for 21 million shares of IChance common stock, which constituted approximately 88% of its outstanding common shares. The transaction closed on January 20, 2003, on which date we changed our name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc. and IChance changed its name to AngelCiti Entertainment, Inc. At that time AngelCiti became our majority owned subsidiary.

Item 13  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2.  Financial Statement Schedules   -    None

         3.  Exhibits:

Exhibit No.                Description
    2.1           Share Exchange Agreement with IChance International, Inc.**
    3.1           Articles of Incorporation, as amended*
    3.2           Bylaws, as amended*
   16.1           Letter on Change in Certifying Accountant***
   21.1           Names of Subsidiaries
   23.1           Consent of Farber & Klein
                  (included in the opinion of Farber & Klein)*
   99.1 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001
**   Included in Form 8-K filed on November 18, 2002
***  Included in Form 8-K filed on August 13, 2002.

Reports on Form 8-K

         Incorporated by reference.

         8-K      filed on November 18, 2002
         8-K      filed on January 29, 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OMEGA VENTURES, INC.

Dated: April 4, 2003               By: /s/ Lawrence Hartman
                                       -------------------------------------
                                       Lawrence Hartman, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


    Signature                        Title                             Date
    ---------                        -----                             ----

/s/ Lawrence Hartman
--------------------         Director and Chief Financial          April 4, 2003
Lawrence Hartman             Officer


/s/ Carl Ceragno
--------------------         Director                              April 4, 2003
Carl Ceragno

                                  Certification

I, Lawrence Hartman, further certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Omega Ventures, Inc.;

         2. Based upon my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

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


                                             /s/ Lawrence Hartman
Dated: April 4, 2003                         -----------------------------------
                                             Lawrence Hartman, Chief Executive
                                             Officer and Chief Financial Officer

                       Omega Ventures, Inc. and Subsidiary
                      (F/K/A AngelCiti Entertainment, Inc.)

                        Consolidated Financial Statements

                                December 31, 2002

                       Omega Ventures, Inc. and Subsidiary
                      (F/K/A AngelCiti Entertainment, Inc.)

                                    Contents
                                    --------


                                                                 Page(s)
                                                                 --------
Independent Auditors' Report                                      F-2

Independent Auditors' Report - Prior Auditors                     F-3

Consolidated Balance Sheet                                        F-4

Consolidated Statements of Operations                             F-5

Consolidated Statement of Stockholders' Deficiency                F-6

Consolidated Statements of Cash Flows                             F-7 - F-8

Notes to Consolidated Financial Statements                        F-9 - F-25

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of:
    Omega Ventures, Inc.
    (F/K/A AngelCiti Entertainment, Inc.)

We have audited the accompanying consolidated balance sheet of Omega Ventures, Inc. and Subsidiary (F/K/A AngelCiti Entertainment, Inc.) as of December 31, 2002 and the related consolidated statement of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements as of December 31, 2001 were audited by other auditors whose report dated March 12, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Omega Ventures, Inc. and Subsidiary (F/K/A AngelCiti Entertainment, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has a net loss in 2002 of $2,151,612, a working capital deficiency of $548,329 at December 31, 2002, a stockholders' defiency of $512,731 an accumulated deficit of $3,391,423 at December 31, 2002, and cash used in operations in 2002 of $502,912. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 19, 2003

                              CHISHOLM & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS

A Professional                 P.O. Box 540216            Office (801) 292-8756
 Corporation                                              Fax (801) 292-8809
                       North Salt Lake, Utah 84054-0216

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Omega Ventures, Inc. (formerly Angelciti Mulitmedia, Inc.)

We have audited the accompanying balance sheet of Omega Ventures, Inc. (formerly Angelciti Multimedia, Inc.) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Ventures, Inc. (formerly AngelCiti Multimedia, Inc.) as of December 31, 2001, and the results of their operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm & Associates
Chisholm & Associates, PC
North Salt Lake, Utah
March 12, 2002

            A Member of the AICPA, UACPA and the SEC Practice Section

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                -----------------


                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                                $    44,595
Accounts receivable, net                                                  5,234
                                                                    -----------
TOTAL CURRENT ASSETS                                                     49,829
                                                                    -----------

EQUIPMENT, NET                                                           20,272
                                                                    -----------

OTHER ASSETS
Software license, net                                                    15,026
Deposit                                                                     300
                                                                    -----------
TOTAL OTHER ASSETS                                                       15,326
                                                                    -----------

TOTAL ASSETS                                                        $    85,427
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Convertible note payable, related party                             $   146,000
Accrued interest payable, related party                                   6,806
Accounts payable                                                         20,467
Accrued royalty payable                                                  31,233
Loan payable                                                            328,791
Customer deposits and payouts due                                        52,534
Payroll taxes payroll                                                     7,557
Other liabilities                                                         4,770
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               598,158
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
Common stock, $0.01 par value, 60,000,000 shares authorized,
   24,566,333 shares issued and outstanding                             245,663
Additional paid-in capital                                            2,930,529
Accumulated deficit                                                  (3,391,423)
                                                                    -----------
                                                                       (215,231)
Less: deferred consulting expenses                                     (297,500)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (512,731)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    85,427
                                                                    ===========

           See accompanying notes to consolidated financial statements

                       OMEGA VENTURE, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------

                                                                       2002           2001
                                                                  ------------    ------------
CASINO REVENUES                                                   $    474,098    $         --
                                                                  ------------    ------------

OPERATING EXPENSES
Depreciation and amortization                                           82,732              --
Bad debt                                                               189,561              --
Consulting fees                                                        540,265              --
Investor relations                                                     500,000              --
Loss on stock rescission                                                70,257              --
Website maintenance                                                    300,000              --
Royalty fee                                                             84,756              --
General and administrative                                             845,095              --
                                                                  ------------    ------------
TOTAL OPERATING EXPENSES                                             2,612,666              --
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                (2,138,568)             --
                                                                  ------------    ------------

OTHER INCOME (EXPENSE)
Interest income                                                         55,783              --
Other income                                                            62,746              --
Interest expense                                                        (2,924)             --
Loss on sales of available for sale securities                         (26,649)             --
Loss on impairment of marketable securities                           (102,000)             --
                                                                  ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET                                      (13,044)             --
                                                                  ------------    ------------

TOTAL LOSS FROM CONTINUING OPERATIONS                               (2,151,612)             --
                                                                  ------------    ------------

DISCONTINUED OPERATIONS
Loss from discontinued operations                                           --        (382,249)
                                                                  ------------    ------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                                     --        (382,249)
                                                                  ------------    ------------

NET LOSS                                                          $ (2,151,612)   $   (382,249)
                                                                  ============    ============

Loss per share from continuing operations                                (0.08)             --
Loss per share from discontinued operations                                 --           (0.01)
                                                                  ------------    ------------

Net loss per share - basic and diluted                            $      (0.08)   $      (0.01)
                                                                  ============    ============

Weighted average number of shares outstanding during the year -
  basic and diluted                                                 26,389,161      56,766,166
                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                       OMEGA VENTURE, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         --------------------------------------------------------------


                                                        Common Stock          Additional                   Deferred
                                                                                Paid-in     Accumulated   Consulting
                                                     Shares        Amount       Capital       Deficit       Expense       Total
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                         56,323,800   $   563,238   $   648,833   $  (857,562)  $        --   $   354,509

Fractional shares from stock split                       (600)           (6)            6            --            --            --

Issuance of common stock issued for legal services    300,000         3,000         4,499            --            --   $     7,499

Issuance of common stock for prepaid consulting
   agreements                                       1,300,000        13,000     1,287,000            --            --     1,300,000

Issuance of common stock for notes and securities   1,300,000        13,000     1,287,000            --            --     1,300,000

Issuance of common stock for cash                      15,000           150        14,850            --            --        15,000

Contributions of officers salaries in lieu of cash         --            --        48,548            --            --        48,548

Net loss, 2001                                             --            --            --      (382,249)           --      (382,249)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2001                         59,238,200   $   592,382   $ 3,290,736   $(1,239,811)  $        --   $ 2,643,307

Donated common shares                                (640,000)       (6,400)        6,400            --            --            --

Cancellation of shares - related parties          (33,360,000)     (333,600)      278,156            --            --       (55,444)

Abandonment of property and equipment -
  related party                                            --            --       (10,715)           --            --       (10,715)

Contributed capital                                        --            --        16,000            --            --        16,000

Deferred license fees                                      --            --       297,500            --      (297,500)           --

Rescission of shares and cancellation of
  notes receivable                                 (1,236,667)      (12,367)   (1,224,300)           --            --    (1,236,667)

Stock issued for cash                                 564,800         5,648       276,752            --            --       282,400

Net loss, 2002                                             --            --            --    (2,151,612)           --    (2,151,612)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 2002                         24,566,333   $   245,663   $ 2,930,529   $(3,391,423)  $  (297,500)  $  (512,731)
                                                  ===========   ===========   ===========   ===========   ===========   ===========


           See accompanying notes to consolidated financial statements

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------

                                                                                 2002         2001
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(2,151,612)  $  (382,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     82,732        15,984
Bad debt expense                                                                 189,561            --
Amortization of deferred consulting expenses                                   1,300,000            --
Loss on stock rescission                                                          70,257            --
Loss on sales of available for sale marketable securities                         26,649         7,777
Loss on impairment of marketable securities                                      102,000            --
Stock issued for services                                                             --         7,499
Holding losses on trading securities                                                  --       (58,372)
Interest income from cancelled notes receivable                                  (58,061)           --
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net                                                        (188,295)           --
Other receivable                                                                      --         1,270
Accrued interest receivable                                                           --       (16,197)
Prepaid expenses                                                                   6,065       112,993
Other assets                                                                       4,586            --
Marketable securities                                                                 --        10,949
Increase (decrease) in:
Accounts payable and accrued liabilities                                         113,206        26,345
Deferred revenue                                                                      --       (57,528)
                                                                             -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (502,912)     (331,529)
                                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                            (28,000)           --
Purchase of software license                                                     (90,030)           --
Proceeds from sales of available for sale securities                              37,783            --
                                                                             -----------   -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                          (80,247)           --
                                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                           282,400        15,000
Contributed capital                                                               16,000            --
Repayments on convertible notes payable, related party                                --        (4,000)
Proceeds from loan payable                                                       328,791            --
                                                                             -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        627,191        11,000
                                                                             -----------   -----------

Net Increase (Decrease) in Cash                                                   44,032      (320,529)

Cash and Cash Equivalents at Beginning of Year                                       563       321,092
                                                                             -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $    44,595   $       563
                                                                             ===========   ===========

           See accompanying notes to consolidated financial statements

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------


 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 -----------------------------------------------------------------------

                                                       2002             2001
                                                   -----------       ----------
 Cash paid for:
                Interest                           $       --        $    2,955
                                                   ==========        ==========
                Income taxes                       $       --        $      800
                                                   ===========       ==========

 During 2001, the Company received contributions of officer's salaries in lieu of cash payments totaling $48,548.

 During 2001, the Company issued 1,300,000 shares of common stock having a fair value of $1,300,000 in exchange for future services.

 In January 2002, the Company cancelled and retired $55,444 of notes receivable, including accrued interest related to common stock previously issued to corporate officers. (See Note 10)

 On July 16, 2002, the Company cancelled and retired 1,236,667 shares of common stock having a fair value of $1,236,667 in connection with the cancellation of related notes receivable. Additionally, as a result of the cancellation, the Company recognized a loss on stock rescission of $70,257. (See Note 9(A))

 During the year ended December 31, 2002, the Company recorded $297,500 in deferred consulting expenses in connection with certain options granted to the software licensor. (See Note 9(A))

During the year ended December 31, 2002, the Company recorded $10,715 related to the abandonment of certain equipment and the cancellation of a $25,000 subscription note receivable with a former officer. (See Notes 9(A) and 10)

 During the year ended December 31, 2002, a former consultant to the Company donated 640,000 shares of the Company's common stock back to the Company having a fair value of $6,400, accounted for as contributed capital. (See Note 9(A))


           See accompanying notes to consolidated financial statements

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. (F/K/A AngelCiti Entertainment, Inc.) was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. In 2002, in connection with its change in business (see below) AngelCiti Entertainment, Inc. moved its corporate offices to San Jose, Costa Rica. The Board voted to change the name of the Company to AngelCiti Entertainment, Inc. N/K/A Omega Ventures, Inc. In January 2002, the name change was approved by a vote of the shareholders. AngelCiti Entertainment, Inc.'s N/K/A Omega Ventures, Inc. wholly-owned subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, was incorporated in Costa Rica, and acquired by AngelCiti Entertainment, Inc. N/K/A Omega Ventures, Inc. in January 2002. The transaction was accounted for as a recapitalization since the acquiree was a newly formed corporation with no operating business and nominal assets. On January 20, 2003, the Company changed its name to Omega Ventures, Inc. Omega Ventures, Inc. and its wholly-owned subsidiary, Worldwide Management S.A., (D/B/A Worldwide Capital Holdings) herein after will be collectively referred to as the "Company."

         The Company offers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming software under a license arrangement with a casino software development company (see Notes 5(A) and 13). The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 6).

         On January 20, 2003, Omega Ventures, Inc. sold its subsidiary, Worldwide, to a publicly traded company for an 87.9% interest in that company (see Note 16).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of AngelCiti Entertainment, Inc. and its wholly-owned Subsidiary, Worldwide Management S.A. (D/B/A Worldwide Capital Holdings). All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates at December 31, 2002 include the allowance for doubtful accounts, the amortization period, and recoverability of the software license. (See Notes 3, 5, and 9)

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         (D) CASH AND CASH EQUIVALENTS

         For purposes of the consolidated cash flow statements, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

         (E) MARKETABLE SECURITIES

         The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note 2).

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

         (F) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2002, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2002.

         (G) EQUIPMENT

         Equipment is stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related assets of five years.

         (H) INTANGIBLE ASSET

         Intangibles are carried at cost less accumulated amortization. The cost of other identified intangibles is the Software License. The asset is being amortized on a straight-line basis over one year. (See Note 5)

         (I) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amounts is reduced to fair value and an impairment loss is recognized.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         (J) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

         (K) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $25,991,878 for the year ended December 31, 2002. The relationship of revenues to handle ("hold percentage") was 1.82% for the year ended December 31, 2002.

         (L) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the year ended December 31, 2002 was $82,908.

         (M) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         (N) EARNINGS PER SHARE

         In accordance with, Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At December 31, 2002, there were 5,280,000 common stock options outstanding (see Notes 5(D) and 9(B)), which could potentially dilute future earnings per share.

         (O) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, convertible note payable-related party, accrued interest payable-related party, accrued royalty payable, and loan payable approximate fair value due to the relatively short period to maturity for these instruments.

         (P) RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

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

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of this pronouncement on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of this pronouncement on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

         (Q) RECLASSIFICATIONS

         Certain amounts in the 2001 consolidated financials statements have been reclassified to conform to the 2002 presentation.

NOTE 2   MARKETABLE SECURITIES
------------------------------

The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at December 31, 2002, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity (deficiency) until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

The composition of marketable securities at December 31, 2002 is as follows:

                                        Cost         Fair Value
                                     ---------      ------------
         Common stock                $ 102,000        $      --
                                     =========        =========

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

There was no investment income or expense for the year ended December 31, 2002.

As of December 31, 2002, the Company applied SFAS No. 115 and determined that all available for sale securities on hand, due to their restricted status and current market conditions, had been permanently impaired, establishing a new cost basis of zero. An impairment loss of $102,000 was recognized in operations during the year ended December 31, 2002.

During the year ended December 31, 2002, the Company sold various available for sale securities for proceeds of $37,783 and recognized a loss of $26,649 related to the sale of these securities.

NOTE 3   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of December 31, 2002.

During the year ended December 31, 2002, the Company recorded a bad debt expense for the holdback of $113,095.

Accounts receivable at December 31, 2002 was as follows:

          Accounts receivable                       $  118,329
          Allowance for chargebacks                   (113,095)
                                                    ----------
          ACCOUNTS RECEIVABLE, NET                  $    5,234
                                                    ==========

Bad debt expense relating to other uncollectible receivables written-off was $76,466 for the year ended December 31, 2002. The total bad debt expense for 2002 was $189,561.

NOTE 4   EQUIPMENT
------------------

During February 2002, the Company acquired a computer server for $28,000 to operate its online casino software.

Equipment at December 31, 2002 is as follows:

          Computer equipment                        $   28,000
          Less accumulated depreciation                 (7,728)
                                                    ----------
          EQUIPMENT, NET                            $   20,272
                                                    ==========

Depreciation expense for the year ended December 31, 2002 was $7,728.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

NOTE 5   SOFTWARE LICENSE
-------------------------

         (A) TERM AND PAYMENT

         On February 26, 2002, the Company entered into a software license agreement (the "Agreement") for online gaming casino software. Under the terms of the Agreement, the license will remain in effect for a period of one year and automatically renew for successive one year periods as stipulated in the Agreement. The initial one-time software fee is $90,030 payable on a stipulated schedule. As of December 31, 2002, the Company had paid $90,000 and a miscellaneous $30 fee to the software licensor.

         Software License at December 31, 2002 consisted of the following:

          Software License                           $  90,030
          Less accumulated amortization                (75,004)
                                                     ---------
          SOFTWARE LICENSE, NET                      $  15,026
                                                     =========

         Amortization expense is recognized over the initial one-year contract period and was $75,004 for the year ended December 31, 2002.

         The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

          2003                                       $  15,026
          Thereafter                                        --
                                                     ---------
                                                     $  15,026
                                                     =========

         (B) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company will be subject to a payment, equivalent to a percentage of the adjusted monthly net win, payable to the software licensor, as stipulated in the Agreement. As of December 31, 2002, the Company accrued $31,233 as a royalty payable.

         (C) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Commencing after a six month grace period for "ramp-up" from "live" date in May 2002, the Company is committed to a minimum royalty payment of $10,000 per month for months seven through twelve. Should the software license be renewed as previously discussed, the Company will be committed under the same terms as currently in force. This minimum royalty payment commenced in November 2002. During the year ended December 31, 2002, the Company paid $84,756 in related royalty fees.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         (D) STOCK OPTIONS

         Under the terms of the agreement, the Company has granted an option to purchase 450,000 shares of common stock to the software licensor. The exercise price is the lower of (a) $.30 per share or (b) the lowest share price granted or issued to any other party following the date of the signed agreement for the software purchase. These options will vest on the earlier of the closing of the Company's initial public offering or change in control of the Company. In connection with SFAS No. 123 and due to the inability to estimate the fair market value of the options since certain terms are contingent on future events, the Company has used the intrinsic value method to estimate the fair value of the options granted (see Note 9(B)). The following assumptions were used:

         Fair value based on recent cash offerings              $     0.50
         Exercise price (lower of (a) or (b) above)                   0.30
                                                                ----------
         Differential                                           $     0.20

         Total Shares                                              450,000
                                                                ----------

         Fair value                                             $   90,000
                                                                ==========

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

         According to EITF 96-18, the measurement date (February 26, 2002) is determined to be the date in which the software was delivered for use. Since the terms of this stock purchase indicate a performance commitment (future initial public offering), the fair value method can not be used to value the stock options granted because of the uncertainty of the exercise price. In connection with SFAS No. 123, the Company has used the intrinsic value method to estimate the fair value of the options granted (see Note 9(B)). The following assumptions were used:

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
                                                                      ==========

         As a result of the above transactions, the company has recorded $297,500 of deferred consulting expenses and additional paid-in capital of $297,500 (see Note 9(A)). As of December 31, 2002, the Company has not recognized any compensation expense due to the performance commitment.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

NOTE 6   CONTINGENCIES
----------------------

         Online casino operations are subject to applicable laws in the jurisdictions in which they offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify of differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on our business, revenues, operating results and financial condition.

         On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offered bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform was also intended to bring home major UK bookmakers who had fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" was required to accept wagers and UK based bookmakers could now operate Internet bookmaking websites without collecting the betting duty. These reforms are expected to make the UK a significant hub of gaming. It is anticipated that their official entry into online gaming could put pressure on the United States and other governments towards regulating the industry.

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. After similar bills failed to pass in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against online casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against online casinos and/or their employees. Such proceedings could have a material adverse effect on AngelCiti's business, revenues, operating results and financial condition and the business, revenues, operating results and financial condition of those entities that do business with Angelciti and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition. AngelCiti intends to minimize these potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing its marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with the Internet gaming business.

         AngelCiti, through Worldwide, its wholly owned subsidiary, is an administrator of online casinos and sub-licensor of online gaming software. It does not own online casinos. Its management does not believe that its operations are directly subject to Costa Rican or other regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with customers who do own such online casinos, no assurance can be given that the Costa Rican government or any other jurisdiction will not take the position that we, AngelCiti, and/or Worldwide are subject to their regulations governing online gaming operations. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires gaming licenses as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, the newly enacted licensing requirements in Costa Rica now represent a significant increase in the cost of doing business.

         Although management of AngelCiti believes that the operations of Worldwide do not require a gaming license, both Worldwide and its sole customer currently operate their respective businesses under the gaming license of Commercial LT Baroda, SA ("Baroda"), pursuant to the terms of Worldwide's Sublease and Service Agreement with Baroda, as amended. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide and/or its sole customer to operate their respective businesses under Baroda's gaming license. In such event, Worldwide and/or its sole customer may each be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business, the business of Angelciti, Worldwide and Worldwide's sole customer, and could result in the termination of the current operations of each of the aforementioned companies.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------
electronic commerce market. Any such developments could have a material adverse effect on business, revenues, operating results and financial condition of the Company. The Company intends to minimize the potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing their marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming business.

The Company's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos then the Company intends to promptly comply with such laws.

NOTE 7   LOAN PAYABLE AND CONVERTIBLE NOTE
------------------------------------------

         (A) LOAN PAYABLE

         During the year ended December 31, 2002, the Company's landlord, a related party through being a principal stockholder with greater than 10% ownership interest, paid $328,791 of corporate expenses on behalf of the Company. The loan is non-interest bearing, unsecured, and due on demand. (See Note 10)

         (B) CONVERTIBLE NOTE PAYABLE, RELATED PARTY

         In September 2000, the Company entered into a promissory note agreement with a principal stockholder (see Note 10). The face value of the note is $499,336 and bears interest of 2% per annum with outstanding principal and interest due September 7, 2003. At the option of the note holder, any portion of the loan may be converted into common stock of the Company at $0.125 per share. The convertible note is unsecured. In October 2000, the note holder converted the principal amount of $350,000 into 2,800,000 shares of common stock valued at $0.125 per share. During 2001, the Company provided services for the note holder and decreased the note amount by $4,000 to a balance of $146,000 at December 31, 2001. During the year ended December 31, 2002, there were no additions or repayments. Accrued interest was $6,806 as of December 31, 2002.

NOTE 8   CUSTOMER DEPOSITS AND PAYOUTS DUE
------------------------------------------

         (A) CUSTOMER DEPOSITS

         During the year ended December 31, 2002, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to individuals depositing their opening balances to be used for gaming activities and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (see Note 8(B)) or recognized as earned revenues (see Note 1(K)). At December 31, 2002, the Company had customer deposits on hand of $46,694.

         (B) PAYOUTS DUE

         During the year ended December 31, 2002, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (see Note 8(A)). At December 31, 2002, the Company had payouts due of $5,840.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------


NOTE 9   STOCKHOLDERS' DEFICIENCY

         (A) COMMON STOCK

         On November 6, 2001, effective January 1, 2002 through December 31, 2002, the Company issued 1,300,000 shares of common stock to unrelated parties for investor relations, general consulting, and website maintenance. The stock had a fair value of $1.00, based on a recent Form SB-2 registration statement, totaling $1,300,000. For the year ended December 31, 2002, the Company had expensed the entire $1,300,000 as follows: $500,000 for investor relations expenses, $500,000 for consulting expenses and $300,000 for website expenses.

         During January 2002, a former consultant to the Company donated 640,000 shares of $0.01 par value common stock having a fair market value of $6,400. The transaction was accounted for as contributed capital.

         On January 14, 2002, the Company acquired 13,360,000 shares of common stock from its President in exchange for the cancellation of a subscription note receivable plus accrued interest totaling $27,533 and an option for 4,000,000 common shares exercisable at $1 per share through January 14, 2004 (see Note 9(B)). The Company recorded the transaction at the $0.01 par value of the common stock on the date of issuance. Subsequent to the reacquisition of the shares, the Company formally cancelled and retired the common stock. (See Note 10) The stock option grant is treated as compensatory for accounting purposes. Accordingly, under the intrinsic value method of APB 25, no compensation cost has been recognized. The fair value of the options granted totaled $215,628. (See Note 9(B))

         On January 17, 2002 the Company entered into a bill of sale agreement with the officer and director and agreed to reacquire 20,000,000 shares of his common stock in return for the forgiveness of a subscription note receivable plus accrued interest totaling $27,910, the transfer of furniture, fixtures and equipment related to the Film Festival operations having a fair value of $10,715, and discontinuance all Film Festival operations (see Note 10). The Company recorded the transaction at the $0.01 par value of the common stock on the date of issuance. Subsequent to the reacquisition of the shares, the Company formally cancelled and retired the common stock.

         During April 2002, a principal stockholder contributed $16,000. (See
         Note 10)

         During June 2002, the Company recorded $297,500 in deferred consulting expenses in connection with certain options granted to the software licensor. (See Note 5(D))

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

         On July 16, 2002, the Company entered into a stock rescission agreement whereby the Company reacquired 1,236,667 common shares valued at $1 per share based on recent cash offerings, for an aggregate of $1,236,667. The shares were issued in exchange for three separate notes receivable, which had been recorded as subscription notes receivable totaling $1,236,667. The transaction resulted in a loss on stock rescission of $70,257 relating to accrued interest, which was not addressed in the rescission agreement but is not collectible.

         During the year ended December 31, 2002, the Company issued 564,800 shares of common stock to investors at $.50 per share for aggregate proceeds of $282,400.

         (B) STOCK OPTIONS

         In accordance with SFAS 123, for options issued to employees, the Company has elected to apply APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options issued under the plan during 2002 and 2001 (see Note 9(A)). Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss would increase in 2002 and not change in 2001 as indicated below.

                                                                            2002                 2001
                                                                        -------------        -----------
         Net loss                                      As reported      $  (2,151,612)       $  (382,249)
                                                       Pro forma        $  (2,367,240)       $  (382,249)
         Net loss per share - basic and diluted        As reported      $       (0.08)       $     (0.01)
                                                       Pro forma        $       (0.09)       $     (0.01)

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

         For consolidated financial statement disclosure purposes, the fair market value of the stock option granted to the employee in 2002 was estimated on the date of grant using the Black-Scholes Model in accordance with SFAS No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.97%, volatility 0% and expected term of two years.

         A summary of the options issued to employees and consultants as of December 31, 2002 and changes during the year is presented below:

                                                                                     Weighted Average
                                                          Number of Options          Exercise Price
                                                         ------------------         ----------------
         Stock Options
         -------------
         Balance at January 1, 2002                                  --                 $      --
         Granted                                              5,280,000                 $    0.82
         Exercised                                                   --                 $      --
         Forfeited                                                   --                 $      --
                                                           ------------                 ---------
         Balance at December 31, 2002                         5,280,000                 $    0.82
                                                           ============                 =========

         Options exercisable at December 31, 2002             4,000,000                 $    1.00
                                                           ------------                 ---------

         Weighted average fair value of options granted                                 $    0.10
           during the year                                                              =========

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------


The following table summarizes information about employee stock options and consultant options outstanding at December 31, 2002:


                            Options Outstanding                                          Options Exercisable
----------------------------------------------------------------------------    --------------------------------------
      Range of              Number               Weighted        Weighted              Number              Weighted
                                                  Average
                                                 Remaining       Average                                    Average
      Exercise          Outstanding at          Contractual      Exercise          Exercisable at          Exercise
        Price          December 31, 2002           Life            Price          December 31, 2002          Price
      -----------    ----------------------    --------------    -----------    ----------------------    ------------
       $   1.00             4,000,000           Undeterminable    $    1.00            4,000,000          $     1.00
       $   0.25               830,000           Undeterminable         0.25                 -                   -
       $   0.30               450,000           Undeterminable         0.30                 -                   -
                         ------------                             -----------       ------------          ------------
                            5,280,000                             $    0.82            4,000,000          $     1.00
                         ============                             ===========       ============          ============

NOTE 10  RELATED PARTY TRANSACTIONS
-----------------------------------

See Note 7(B) for convertible notes payable to principal stockholder.

During the year ended December 31, 2002, the Company recorded $10,715 related to the abandonment of certain equipment and the cancellation of a subscription note receivable with a former officer. (See Note 9(A))

During the year ended December 31, 2002, the Company's landlord, a principal stockholder, paid $328,791 of corporate expenses on behalf of the Company. (See
Note 7(A))

During the year ended December 31, 2002, rent expense paid by the Company to its landlord, a principal stockholder, totaled $64,830. The term of the agreement is from January 1, 2002 to December 31, 2003. (See Note 16 for amendment)

During the year ended December 31, 2002, the Company's Chief Executive officer was paid $52,800 in salary as well as being entitled to a non-accountable expense allowance to reimburse reasonable out-of-pocket expenses under the terms of a verbal agreement. Effective January 20, 2003, in connection with the Share Exchange Agreement, this individual was no longer paid by the Company. (See Note
16)

On January 14, 2002, the Company accepted the resignation of an officer and director of the Company.

On January 14, 2002, the Company reacquired 13,360,000 shares of common stock from an officer and director. (See Note 9(A))

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

On January 17, 2002, the Company reacquired 20,000,000 shares of common stock from a former officer and director. (See Note 9(A))

In January 2002, the Company cancelled and retired $55,444 of notes receivable, including accrued interest related to common stock previously issued to corporate officers. (See Note 9(A))

During April 2002, a principal stockholder contributed $16,000 (See Note 9(A))

NOTE 11  INCOME TAXES

The Company's tax expense differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                      2002            2001
                                                 ------------     -------------
Computed "expected" tax expense (benefit)        $ (731,548)      $   (144,670)
State income taxes                                       --                800
Other                                                69,883                 --
Non deductible stock based expenses                 442,000                 --
Change in valuation allowance                       219,665            144,670
                                                 ----------       ------------
                                                 $       --       $        800
                                                 ==========       ============

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                                      2002
                                                                  -------------
Deferred tax assets:
Bad debts                                                         $    64,451
Net operating loss carryforward                                       545,377
                                                                  -----------
Total gross deferred tax assets                                       609,828
Less valuation allowance                                             (609,828)
                                                                  -------------
Net deferred tax assets                                           $        --
                                                                  ===========

The Company has a net operating loss carryforward of approximately $1,794,000 available to offset future taxable income through 2022.

The valuation allowance at December 31, 2001 was $390,163. The net change in valuation allowance for the year ended December 31, 2002 was a decrease of $219,665.

NOTE 12  DISCONTINUED OPERATIONS
--------------------------------

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

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

NOTE 13  SOFTWARE CONCENTRATION
-------------------------------

The Company depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company. (See Note 5(A))

NOTE 14  SOFTWARE LICENSE
-------------------------

On November 7, 2002, the Company's subsidiary, Worldwide Management, S.A. ("Worldwide") entered into a non-exclusive software license agreement with an unrelated third party corporation. Under the terms of the agreement, Worldwide will be afforded the opportunity to become a licensee of internet gaming software for a period of three years from the effective date with automatic one year renewal periods. Worldwide will also be obligated to pay an initial fee and monthly licensing fees as stipulated in the agreement. As of December 31, 2002, and through the date of the accompanying audit report, Worldwide has not used this license for its operations. As a result, none of the stipulated fees are due and payable.

NOTE 15  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss in 2002 of $2,151,612, working capital deficiency of $548,329 at December 31, 2002, stockholders' deficiency of $512,731 and accumulated deficit of $3,391,423 at December 31, 2002 and net cash used in operations of $502,912 in 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues from its online gaming operations. On January 20, 2003, the Company entered into a share exchange agreement for the sale of 100% of the common stock of the Company's subsidiary, Worldwide Management, S.A., in exchange for the acquisition of 87.9% of AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) (see Note 16). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding, expand its online gaming operations, and implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 16  SUBSEQUENT EVENTS
--------------------------

On January 20, 2003, the Company's Board of Directors adopted a resolution to change the name of the Company to Omega Ventures, Inc.

On January 20, 2003, the Company closed a deal to exchange 100% of the stock owned by the Company in Worldwide Management, SA, the Company's wholly-owned subsidiary, for 21,000,000 shares of AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) ("AngelCiti"), completing a Share Exchange Agreement entered into between the two companies on November 7, 2002. The Company now owns 87.3% of the stock in AngelCiti. The Company intends on retaining the shares of AngelCiti and does not now intend on dividending the shares in AngelCiti out to its investors. (See Note 15)

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      (F/K/A ANGELCITI ENTERTAINMENT, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

On January 20, 2003 ("effective date"), AngelCiti Entertainment, Inc. f/k/a iChance International, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings ("Worldwide") entered into a bill of sale and agreement with Equivest Opportunity Fund, Inc. ("Equivest") to administer online casinos using Worldwide's licensed software. Under the terms of the agreement, Equivest will pay Worldwide a fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus substantially all the Company's revenues of the net proceeds derived from the operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as substantially all of the Company's revenues are derived from the result of Equivest's operations. Due to the concentration, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of the date of the accompanying audit report, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made.

On January 20, 2003, Worldwide entered into a commercial sublease and services agreement with its landlord for the term commencing February 1, 2003 and terminating January 31, 2004. Under the terms of the agreement, Worldwide will pay approximately $419,000 in fees that cover; lease rental, phone service, internet services, and employment service usage. On March 24, 2003, the agreement was amended to cover any and all fees associated with gaming licenses required Costa Rica. (See Note 10)