Form 10QSB
period 2003-03-31
OMEGA VENTURES INC
filed 2003-05-20
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2003

                         Commission File Number: 0005468


                              OMEGA VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                          ANGELCITI ENTERTAINMENT, INC.
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

                                 Yes [ ] No [x]

As of May 1, 2003, there were 24,566,333 outstanding shares of common stock, par value $0.01.

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements


                     Omega Ventures, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


                                 ASSETS

Current Assets
  Cash                                                                $       257
  Accounts receivable, net                                                 56,087
  Deferred expense                                                         91,667
                                                                      -----------
    Total Current Assets                                                  148,011
                                                                      -----------

Equipment, net                                                             18,872
                                                                      -----------

Other                                                                         459
                                                                      -----------

    Total Assets                                                      $   167,342
                                                                      ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Cash overdraft                                                      $     7,938
  Accounts payable                                                        202,131
  Accrued royalty payable                                                  33,089
  Loan payable, related party                                             305,959
  Payouts due                                                              24,446
  Customer deposits                                                        19,547
  Payroll taxes payable                                                    10,839
  Convertible note payable, related party                                 146,000
  Accrued interest, related party                                           7,536
  Other                                                                       273
  Net liabilities from discontinued operations                             25,000
                                                                      -----------
Total Current Liabilities                                                 782,758
                                                                      -----------

Stockholders' Deficiency
  Common stock, $0.01 par value, 60,000,000 shares authorized
      24,566,333 shares issued and outstanding                            245,663
  Additional paid in capital                                            2,985,633
  Accumulated deficit                                                  (3,515,879)
                                                                      -----------
                                                                         (284,583)
  Less:  Deferred license fee                                            (297,500)
  Less:  Deferred consulting fees                                         (33,333)
                                                                      -----------
Total Stockholders' Deficiency                                           (615,416)
                                                                      -----------

Total Liabilities and Stockholders' Deficiency                        $   167,342
                                                                      ===========

           See accompanying notes to consolidated financial statements

           Omega Ventures, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                        (Unaudited)

                                                   Three months ended March 31,
                                                       2003             2002
                                                       ----             ----

Casino Revenues, net                              $    325,530      $       --
                                                  ------------      ------------

Operating Expenses
Depreciation and amortization                           16,426              --
Bad debts                                               24,849              --
Consulting                                              29,400              --
Royalty                                                 53,356              --
Marketing                                               67,000              --
Legal                                                   34,385              --
Rent                                                    20,934              --
General and Administrative                             228,300           384,291
                                                  ------------      ------------
Total Operating Expenses                               474,650           384,291
                                                  ------------      ------------

Loss from Operations                                  (149,120)         (384,291)
                                                  ------------      ------------

Other Income (Expense)
Interest income                                             22            24,732
Other income (expense)                                  25,372              (120)
Interest expense                                          (730)             (732)
Loss on sale of marketable securities                     --             (26,649)
                                                  ------------      ------------
Total Other Income (Expense), net                       24,664            (2,769)
                                                  ------------      ------------

Net Loss                                          $   (124,456)     $   (387,060)
                                                  ============      ============

Net Loss Per Share - Basic and Diluted            $      (0.01)     $      (0.01)
                                                  ============      ============

Weighted average number of shares outstanding
        during the year - basic and diluted         24,566,333        37,119,067
                                                  ============      ============

           See accompanying notes to consolidated financial statements

                 Omega Ventures, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                              (Unaudited)

                                                            Three months ended March 31,
                                                                2003           2002
                                                                ----           ----
Cash Flows from Operating Activities:
Net loss                                                     $(124,456)     $(387,060)
Adjustments to reconcile net loss to net cash used in by
      operating activities:
Amortization of prepaid expenses                                  --          325,000
Loss on sale of marketable securities                           26,649
Depreciation and amortization                                   16,426          1,933
Bad debts                                                       24,849           --
Recognition of deferred expense and consulting fees             25,000           --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                          (75,702)       (24,732)
  Prepaid expenses                                                --           (3,474)
  Other                                                           (159)          --
Increase (decrease) in:
  Accounts payable                                              71,664            928
  Accrued Liabilities                                             --           (2,203)
  Accrued royalty payable                                        1,856           --
  Customer deposits and payouts due                             (8,541)          --
  Payroll taxes payable                                          3,282           --
  Accrued interest payable, related party                          730           --
  Other                                                         (4,497)          --
  Net liabilities from discontinued operations                  (2,805)          --
                                                             ---------      ---------
Net Cash Used in Operating Activities                          (72,353)       (62,959)
                                                             ---------      ---------

Cash Flows from Investing Activities:
  Cash acquired from acquisiton                                     75           --
  Payments for property and equipment                             --          (58,000)
  Proceeds from sale of marketable securities                     --           25,783
  Cash paid for notes receivable                                  --          (10,000)
                                                             ---------      ---------
Net Cash Provided by Investing Activities                           75        (42,217)
                                                             ---------      ---------

Cash Flows from Financing Activities:
  Cash overdraft                                                 7,938           --
  Repayment of loan payable                                    (22,832)          --
  Proceeds from sale of comon stock                             42,834        147,100
                                                             ---------      ---------
Net Cash Provided by Financing Activities                       27,940        147,100
                                                             ---------      ---------

Net Decrease in Cash                                         $ (44,338)     $  41,924

Cash at Beginning of Year                                       44,595            563
                                                             ---------      ---------

Cash at End of Year                                          $     257      $  42,487
                                                             =========      =========

           See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 4, 2003, the Company's majority owned subsidiary issued 600,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 3 and 6)

           See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

11

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2002 included in the Company's Form 10-KSB.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. (F/K/A AngelCiti Entertainment, Inc.) ("Omega") was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. The Company sold its subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, to AngelCiti Entertainment, Inc. f/k/s iChance International, Inc. in January 2003. The transaction was accounted for as a recapitalization of Omega, reducing its voting interest in Worldwide to 88% (69% at March 31, 2003) (see Note 6). Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti and Worldwide herein after will be collectively referred to as the "Company."

         The Company administers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming software under a license arrangement with a casino software development company (See Note 9). The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 4).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti Entertainment, Inc and Worldwide. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers are netted with revenues.

                     OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

         The total amount wagered ("handle") was $16,704,023 for the three months ended March 31, 2003. The relationship of revenues to handle ("hold percentage") was 1.95% for the three months ended March 31, 2003.

         (D) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003 (see Note 8).

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity. (See Note 9)

NOTE 2   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of March 31, 2003.

                     OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

During the three months ended March 31, 2003, the Company recorded a bad debt expense for the holdback of $24,849.

Accounts receivable at March 31, 2003 was as follows:

          Accounts receivable                    $  179,659
          Allowance for chargebacks                (123,572)
                                                 ----------
          ACCOUNTS RECEIVABLE, NET               $   56,087
                                                 ==========

NOTE 3  DEFERRED EXPENSE

On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin will also receive 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the March 31, 2003, the $110,000 fee had not been paid. Total fees of $110,000 and $40,000 are being recognized ratably over the agreement term.

For the three months ended March 31, 2003, the Company recognized expenses aggregating $25,000. Of this total, $18,333 and $6,667, related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively. As a result, the Company had $91,667 and $33,333 in deferred consulting fees assets related to the cash fee due and deferred consulting fees related to the stock based fee, respectively, remaining at March 31, 2003 to be amortized over the remaining term of the agreement. (See Note 6)

NOTE  4  CONTINGENCIES

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

                     OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

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

NOTE 5   LOAN PAYABLE, RELATED PARTY

During the three months ended March 31, 2003, the Company repaid $22,832 of corporate expenses paid on its behalf by its landlord. The balance at March 31, 2003 for this loan was $305,959 (see Note 7). The loan is non-interest bearing, unsecured, and due on demand.

NOTE 6   STOCKHOLDERS' DEFICIENCY

On January 20, 2003, the Board of Directors of the Company's subsidiary adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

                     OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

On January 20, 2003, the Company's subsidiary acquired Worldwide Capital Management, S.A. ("Worldwide") from the Company which was previously wholly-owned by the Company in exchange for 21,000,000 (now 126,000,000 shares due to a 6 for 1 forward split of AngelCiti Entertainment, Inc.'s shares in May
2003) shares of AngelCiti Entertainment, Inc.'s common shares. The transaction was accounted for as a recapitalization of Omega. The Company had an economic concentration based on its dependence from its landlord to pay and provide certain corporate expenses and related services. Subsequent to the acquisition, the balance sheet of Omega consists of the assets and liabilities of Omega, Worldwide and AngelCiti Entertainment, Inc. at historical cost. The operations consist of the historical operations of Omega and Worldwide and the operations of AngelCiti Entertainment, Inc. from the acquisition date.

On January 20, 2003 ("effective date"), AngelCiti Entertainment, Inc. f/k/a iChance International, Inc. and Worldwide Management, S.A. d/b/a Worldwide Capital Holdings entered into a bill of sale agreement with Equivest Opportunity Fund, Inc. ("Equivest") to sublicense its software license. Under the terms of the sublicense, Equivest will pay the Company a license fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus 95% of the net proceeds derived from the operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the sublicense agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as 95% of their revenues are derived from the result of Equivest's operations. As a result of such concentrations, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of March 31, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made. As of March 31, 2003, Equivest was not owed any fees under the terms of this sub-license agreement from Company.

On March 4, 2003, the Company's majority owned subsidiary, AngelCiti Entertainment, Inc. entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin will also receive 600,000 shares of AngelCiti Entertainment, Inc. common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of March 31, 2003, the $110,000 fee had not been paid. Total fees of $110,000 and $40,000 will be recognized ratably over the agreement term. (See Note 3)

NOTE 7  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, AngelCiti Entertainment, Inc.'s subsidiary paid $4,400 to a party with a controlling interest in a principal stockholder (its President) for consulting fees under an oral consulting agreement.

The Company had a loan payable of $305,959 to a related party at March 31, 2003 (see Note 5).

                     OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

The sole director, officer and shareholder of First National Consulting, Inc. is AngelCiti Entertainment, Inc.'s President (See Note 8).

NOTE 8 VARIABLE INTEREST ENTITIES

On January 20, 2003, the Company entered into a payment processing agreement with First National Consulting, Inc. ("FNC"), a Belize corporation. Under the terms of the agreement, FNC will provide payment processing services to the Company. In exchange for receiving these services, no cash or non-cash compensation for these services will be paid by the Company to FNC since FNC believes that the increase in volume for such transactions for its operations will provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC and its service providers on behalf of the Company will lead to reduced rates for future services with these providers for the Company and FNC believes this will serve as fair consideration for this transaction.

The sole director, officer, and shareholder of FNC is the Company's President (See Note 7). Accordingly, the Company is currently evaluating the applicability of FIN 46 (See Note 2 (D)) to determine the nature, purpose, size, and activities of FNC in order to determine if FNC is a variable interest entity and if the Company would be required to consolidate on the July 1, 2003 effective date of FIN 46.

NOTE 9  SOFTWARE CONCENTRATION

The Company depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $120,685 and net cash used in operations of $26,354 for the three months ended March 31, 2003 and a working capital deficiency of $475,823, accumulated deficit of $523,594 and a stockholders' deficiency of $475,823 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11  SUBSEQUENT EVENTS

On May 7, 2003, the Company paid 26,046,000 of the 126,000,000 common shares held in AngelCiti Entertainment, Inc. to certain service providers some of whom are stockholders of the Company lowering its share ownership to 69% of AngelCiti Entertainment, Inc. The payment is considered for services rendered resulting in a consulting expense of $1,953,450.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operations.

         We no longer produce live film and music events and have changed the focus of our operations to on-line gaming operations and management. We discontinued our previous operations and commenced our on-line casino operations, through our wholly-owned subsidiary, Worldwide Management, S.A. ("Worldwide"), in May of 2002. We sold our on-line casino operations to iChance International, Inc., n/k/a AngelCiti Entertainment, Inc. ("AngelCiti") in January of 2003. The transaction was accounted for as a recapitalization which reduced our ownership interest in AngelCiti and Worldwide to approximately 88% as of the time of the transaction. Worldwide did not commence operations until May of 2002. We have no financial results to compare to our current year on-line casino operations and comparative figures cannot be offered.

             Worldwide had processed $25,991,878 in gaming transactions from its inception in May 2002 through year-end. For the quarter ending March 31, 2003, Worldwide processed an additional $16,704,023 in gaming transactions as contrasted with $16,539,921 of gaming transactions in the fourth quarter of 2002. Worldwide processed $410,497 and $325,530 of net casino winnings for those quarters, respectively. Worldwide's relationship of revenue to handle decreased from approximately 2.48% to 1.95% from the fourth quarter of last year to the first quarter of this year. While we are pleased with Worldwide's gaming transaction growth, we can never be assured that such growth will continue as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

            Worldwide's revenues are presently generated as a result of an agreement that provides for its administration of the online casinos owned by a third party. Pursuant to this agreement Worldwide receives a fee based upon the revenue generated by the casinos' online play. Worldwide, in turn, pays out a percentage of that fee to its software provider/licensor. While we may develop our own proprietary online gaming software in the future, we have no current plan to do so and do not anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

            Serious concerns do currently exist regarding our present overall financial position. While we generate revenue, we need to re-pay funds owed to an affiliated entity which has and continues to provide us with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services. We cannot ensure that this entity will continue to provide us with these services given the current outstanding debt to them.

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As the winnings of the online casino operations that we administer represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well.

         While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transactions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us.

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and is expected to come to a full vote in the House this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the House Finance Committee Bill, which would still need to be reconciled with a related Senate Bill and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

         Worldwide is a licensor and developer of online gaming software and is an administrator of the online casino websites owned by a third party. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with the owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

         Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and the casinos whose sites Worldwide administers currently operate their respective businesses under the gaming license of Worldwide's landlord. Worldwide's landlord is also engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of a related third party's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit the casinos whose sites Worldwide administers to operate their respective businesses under the umbrella of a related third party's gaming license. Worldwide and its customers may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and could result in the termination of Worldwide's current operations.

LIQUIDITY AND CAPITAL RESOURCES

         We are insolvent, as our current liabilities are significantly greater than our current assets. We have limited cash and cash equivalents. Total cash and cash equivalents at March 31, 2003 were $257 as compared to $44,595 at December 31, 2002 but were offset by an increase in our accounts receivable to $56,087 from $-0- over the same periods. Said receivables represent payments due us from an entity that processes the gaming transactions of our customer/casinos. Despite this increase in receivables, we still suffered a working capital deficit of $534,747 as of March 31, 2003 that resulted from our ongoing losses.

         Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain financing or refinancing as may be required if we cannot generate sufficient cash flow from operations. We may not be able to do either and may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, we have raised $273,538, pursuant to a Regulation S offering, during the course of which we sold 635,641 of our pre-split restricted common shares. These shares were sold in connection with an agreement expiring on May 12, 2003 that permits investors to purchase up to 6,000,000 of the our pre-split restricted common shares at prescribed prices as set forth in the agreement. The shares issued pursuant to the agreement carry certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances. As of March 31, 2003, $280,909 of our operating losses had been funded by loans from Worldwide's landlord. These loans are callable on the demand of Worldwide's landlord. No assurance can be given that these loans will not be called or that Worldwide's landlord will continue to make loans to us should we need them.

            Until we can sufficiently grow our revenues, we will be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding resulting from the efforts of those parties with whom we have contracted.

         While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow during the second half of 2003, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

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

Item 1            Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

We have not sold any of our securities this year. However, in March of 2003 AngelCiti issued 100,000 of its pre-split common shares to an entity in connection with a consulting agreement for net proceeds of $40,000. These shares were issued in a privately negotiated transaction pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as a transaction by an issuer not involving a public offering. No underwriter was utilized in connection with this offering and no commissions or underwriting discounts were paid in connection therewith. On March 20, 2003, AngelCiti commenced a private offering of up to 6,000,000 of its pre-split restricted common shares at prices derived from the market value of its shares as traded on the over-the-counter bulletin board. These shares were offered for sale pursuant to Regulation S, promulgated under the Act. As of the date of this Report, AngelCiti sold 635,641 of its pre-split restricted shares to 1 foreign person and/or foreign entity. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information.

         As of May 1, 2003, we distributed 4,241,000 of the 21,000,000 pre-split common shares of AngelCiti to certain individuals and/or entities in exchange for certain services that they had already rendered to us. This distribution lowered our ownership interest in Angelciti from approximately 88% to approximately 69%. The payment is considered for services rendered resulting in a consulting expense of $1,953,450.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

                  1.   Financial Statements of the Registrant are included under
                       Item 1 hereof.
                  2.   Financial Statement Schedules   -    None
                  3.   Exhibits: 99.1


                  (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
Item 601 of Regulation S-K:

                  Exhibit
                  No.                 Description

                  3.1      Articles of Incorporation, as amended*
                  3.2      Bylaws, as amended*
                  16.1 Letter re: change in certifying accountant letter from Chisholm and Associates to the Securities and Exchange Commission dated August 9, 2002**
                  16.2 Letter re: change in certifying accountant letter from Chisholm and Associates to the Securities and Exchange Commission dated August 9, 2002***
                  21.1     Names of Subsidiaries****

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


                  (c) Reports on Form 8-K filed during the three months ended March 31, 2003. (Incorporated by reference):

                  Report filed on Form 8-K on January 29, 2003, describing the sale of our wholly owned subsidiary to iChance International, Inc.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AngelCiti Entertainment, Inc.


Dated: May 20, 2003                         By: /s/ Lawrence Hartman
                                                ---------------------
                                                Lawrence Hartman, CEO

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


Dated: May 20, 2003                         /s/ Lawrence Hartman
                                            -----------------------------------
                                            Lawrence Hartman, Chief Executive
                                            Officer and Chief Financial Officer