Form 10QSB
period 2003-06-30
OMEGA VENTURES INC
filed 2003-08-19
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2003

                         Commission File Number: 0005468


                              OMEGA VENTURES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                          ANGELCITI ENTERTAINMENT, INC.
                          -----------------------------
                           (Former name of registrant)

                  Nevada                                88-0427195
                  ------                                ----------
     State or other jurisdiction of                  (I.R.S. Employer
     Incorporation or organization)                  Identification No.)

             9000 Sheridan Street, Suite 7 Pembroke Pines, FL 33024
             ------------------------------------------------------
           (Address of Principal Executive Offices including zip code)

                                 (800) 230-2249
                                 --------------
                           (Issuers Telephone Number)

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

As of June 30, there were 24,566,333 outstanding shares of common stock, par value $0.01.

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                           --------------------------
                                 June 30, 2003
                                   (Unaudited)


                                   ASSETS

CURRENT ASSETS
  Cash                                                          $    14,686
  Prepaids                                                           32,500
  Deferred expense                                                   41,667
                                                                -----------
TOTAL CURRENT ASSETS                                                 88,853
                                                                -----------

OTHER ASSETS                                                          1,194
                                                                -----------

EQUIPMENT, NET                                                       17,472
                                                                -----------

                                                                -----------
TOTAL ASSETS                                                    $   107,519
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Note payable                                                  $   102,500
  Accrued interest payable                                              103
  Accounts payable                                                   28,780
  Accounts payable, related parties                                  49,036
  Accrued royalty payable                                            22,049
  Loan payable, related party                                       213,669
  Payouts due                                                         7,954
  Customer deposits                                                  20,851
  Payroll taxes payable                                               3,536
  Other                                                                 270
  Net liabilities from discontinued operations                       25,000
                                                                -----------
TOTAL CURRENT LIABILITIES                                           473,748
                                                                -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      24,566,333 shares issued and outstanding                      245,663
  Additional paid in capital                                      3,389,356
  Accumulated deficit                                            (3,747,346)
                                                                -----------
                                                                   (112,327)
  Less:  Deferred license fee                                      (207,500)
  Less:  Deferred consulting fees                                   (13,333)
  Less:  Stock subscription reveivable                              (33,069)
                                                                -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                     (366,229)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $   107,519
                                                                ===========

          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                                Three months ended June 30,      Six months ended June 30,
                                                                    2003            2002            2003           2002
                                                                ------------    ------------    ------------    ------------
Casino Revenues, net                                            $    200,989    $      4,390    $    526,519    $      4,390
                                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES
Amortization and Depreciation                                          1,421          36,653          17,826          36,653
Affiliate Commission                                                 106,628              --         106,628              --
Bad debts                                                            (11,255)         29,319          13,594          29,319
Consulting                                                         1,031,653         140,408       1,061,053         278,427
Royalty                                                               32,460           6,004          85,816           6,004
Marketing                                                            129,310              --         196,310              --
Legal & Professional fees                                             42,641           6,653          77,026           6,653
Rent                                                                  15,724           6,494          36,658           6,494
Investor relations                                                        --         125,000              --         250,000
Website Maintenance                                                       --          75,000              --         150,000
License Fee                                                           90,000              --          90,000              --
General and Administrative                                            88,187         172,055         316,508         218,326
                                                                ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                           1,526,769         597,586       2,001,419         981,876
                                                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                              (1,325,780)       (593,196)     (1,474,900)       (977,486)
                                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Interest income                                                          228          26,749             250          51,481
Other income                                                           1,502             156          26,874              35
Gain on investment                                                   939,239              --         939,239              --
Gain on debt settlement                                              153,933              --         153,933              --
Loss on sale of available for sale marketable securities                  --         (25,270)             --         (51,919)
Loss on impairmnt of available for sale marketable securities             --        (102,000)             --        (102,000)
Interest expense                                                        (589)           (733)         (1,319)         (1,465)
                                                                ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                       1,094,313        (101,098)      1,118,977        (103,868)
                                                                ------------    ------------    ------------    ------------


NET LOSS                                                        $   (231,467)   $   (694,294)   $   (355,923)   $ (1,081,354)
                                                                ============    ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                          $      (0.01)   $      (0.03)   $      (0.01)   $      (0.04)
                                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the year - basic and diluted                       24,566,333      25,673,583      24,566,333      27,960,077
                                                                ============    ============    ============    ============


           See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                                       2003          2002
                                                                   -----------    -----------
Cash Flows from Operating Activities:
Net loss                                                           $  (355,923)   $(1,081,354)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
Amortization and Depreciation                                           17,826         36,653
Bad debts                                                               13,594         29,319
Amortization of cash and stock based deferred expenses                 100,000        650,000
Amortization of stock based deferred license fee                        90,000             --
Gain on investment                                                    (939,239)
Consulting expense                                                     939,400
Gain on debt settlement, related party                                (153,933)            --
Loss on sale of available for sale marketable securities                    --         51,919
Loss on impairment of available for sale marketable securities              --        102,000
Retirement of treasury stock                                                --        (85,080)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                   (8,360)            --
  Prepaid and other assets                                             (33,694)        10,951
Increase (decrease) in:
  Accounts payable                                                     (52,652)        74,968
  Accrued royalty payable                                               (9,184)         6,004
  Accrued interest payable                                                 103          2,003
  Accrued interest payable, related party                                1,217             --
  Customer deposits and payouts due                                    (23,729)            --
  Payroll taxes payable                                                 (4,021)            --
  Deposits                                                                  --          4,042
  Other                                                                 (4,599)            --
  Net liabilities from discontinued operations                          (2,805)            --
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (425,999)      (198,575)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from acquisition                                            75             --
  Proceeds from sale of available for sale marketable securities            --         12,513
  Purchase of property and equipment                                        --        (28,000)
  Purchase of software                                                      --        (51,765)
                                                                   -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         75        (67,252)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               413,637        282,397
  Proceeds from loan payable                                           102,500             --
  Deferred financing fee                                                (5,000)            --
  Repayment of loan payable, related party                            (115,122)            --
  Contributed capital                                                       --         16,000
                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              396,015        298,397
                                                                   -----------    -----------

Net Increase (Decrease) in Cash                                    $   (29,909)   $    32,570

Cash at Beginning of Period                                             44,595            563
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $    14,686    $    33,133
                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)




 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 -----------------------------------------------------------------------


 On March 4, 2003, the Company's majority owned subsidiary issued 600,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 4 and 8(B))

 On June 17, 2003, the Company's majority owned subsidiary issued 388,379 shares of its common stock in connection with a Regulation "S" offering for a subscription receivable of $33,069. (See Notes 8 (B) and 13)
                 See Accompanying notes to financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION
------------------------------

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

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. (F/K/A AngelCiti Entertainment, Inc.) ("Omega") was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. The Company sold its subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, ("Worldwide") to AngelCiti Entertainment, Inc. f/k/s iChance International, Inc. ("AngelCitit") in January 2003. The transaction was accounted for as a recapitalization of Omega, reducing its voting interest in Worldwide to 88% at that time (66% at June 30, 2003) (see Note 8(A)). Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti and Worldwide herein after will be collectively referred to as the "Company."

         The parent Company, Omega Ventures, Inc.'s operating focus is on online marketing and it operates a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. The Company has not generated any revenues from this business through June 30, 2003.

         The Company's consolidated majority owned subsidiary, Worldwide, administers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming software under a license arrangement with a casino software development company (See Note 8(D)). The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 5).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti Entertainment, Inc and Worldwide. All significant intercompany accounts and transactions have been eliminated in consolidation.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         (C) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the values of promotional bonus dollars provided to customers are netted with revenues.

         The total amount wagered ("handle") was $32,718,939 for the six months ended June 30, 2003. The relationship of net casino revenues to handle ("hold percentage") was 1.61% for the six months ended June 30, 2003.

         (D) RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or liquidity. (See Note 10)

         (E) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. During the three months ended June 30, 2003, the Company's majority owned subsidiary issued 23,618 shares of convertible preferred stock, Series B to an escrow agent, however, these shares are not deemed to be issued and outstanding. At June 30, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share. (See Note 8 (C))

         (F) RECLASSIFICATIONS

         Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 presentation.

NOTE 3   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of June 30, 2003.

The Company adjusts its allowance for chargebacks account based on actual amounts withheld by the merchant banks. As a result, the company has recorded a negative bad debt expense for the three months ended June 30, 2003 of $11,255. During the six months ended June 30, 2003, the Company recorded a net bad debt expense for the holdback of $13,594.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


Accounts receivable at June 30, 2003 was as follows:

          Accounts receivable                    $     106,146
          Allowance for chargebacks                   (106,146)
                                                 -------------
          ACCOUNTS RECEIVABLE, NET               $          --
                                                 =============

NOTE 4   DEFERRED EXPENSES
--------------------------

On March 4, 2003, the Company's majority owned subsidiary entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Additionally, Marlin received 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the June 30, 2003, the $110,000 was paid. Total fees of $110,000 and $40,000 are being recognized ratably over the agreement term. (See Note 8(B))

For the three months ended June 30, 2003, the Company recognized deferred expenses aggregating $100,000. Of this total, $73,333 and $26,667, related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively. As a result, the Company had $36,667 and $13,333 in deferred consulting fees (assets) related to the cash fee due, and deferred consulting fees (equity) related to the stock based fee, respectively, remaining at June 30, 2003 to be amortized over the remaining term of the agreement.

NOTE 5   CONTINGENCIES
----------------------

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

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)



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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

The Company's online casino operations are conducted in accordance with the laws of the country of Costa Rica, where there is currently no gaming license requirement. In the event that the laws of Costa Rica change to require gaming licenses for online casinos then the Company intends to promptly comply with such laws.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 6   NOTE, LOANS, AND ACCOUNTS PAYABLE
------------------------------------------

         (A)  NOTE PAYABLE, UNRELATED PARTY

         On June 21, 2003, the Company's majority owned subsidiary entered into a six month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $102,500 bearing interest at 2%. The note payable is unsecured. At June 30, 2003, the Company had accrued interest payable of $103.

         (B)  LOAN PAYABLE, RELATED PARTY

         During the six months ended June 30, 2003, the Company repaid its landlord, a related party, $115,122 related to corporate expenses previously paid on behalf of the Company. The remaining balance at June 30, 2003 was $213,669. The loan is non-interest bearing, unsecured, and due on demand. (See Note 9)

         (C)  ACCOUNTS PAYABLE, RELATED PARTY

         At June 30, 2003, the Company had accounts payable of $49,036 to related parties. Of the total, $1,728 represented expense reimbursements and $47,308 was due to FNC, an affiliate of the Company's majority owned subsidiary's president (See Notes 9 and 10).

NOTE 7   ACCRUED ROYALTY PAYABLE
--------------------------------

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of June 30, 2003, the Company accrued $22,049 as a royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         The Company's majority owned subsidiary is committed to a minimum royalty payment of $10,000 per month and in May 2003, entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the three months ended June 30, 2003, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (See note 8(D)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.141666 per share. In June 2003, the Company's majority owned subsidiary issued 56,072 shares of common stock having a fair value of $7,944 in order to make up the difference in the minimum monthly royalty payment. (See Notes 8(B) and
         13)

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         During the three and six months ended June 30, 2003, the Company incurred a royalty expense of $32,460 and $85,816, respectively.

NOTE 8   STOCKHOLDERS' DEFICIENCY
---------------------------------

         (A) COMMON STOCK

         On January 20, 2003, the Board of Directors of the Company's majority owned subsidiary adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc.

         On January 20, 2003, the Company's majority owned subsidiary acquired Worldwide Capital Management, S.A. ("Worldwide") from the Company which was previously wholly-owned by the Company in exchange for 21,000,000 (now 126,000,000 shares due to a 6 for 1 forward split of AngelCiti Entertainment, Inc.'s shares in May 2003) shares of AngelCiti Entertainment, Inc.'s common shares. The transaction was accounted for as a recapitalization of Omega. The Company had an economic concentration based on its dependence from its landlord to pay and provide certain corporate expenses and related services. Subsequent to the acquisition, the balance sheet of Omega consists of the assets and liabilities of Omega, Worldwide and AngelCiti Entertainment, Inc. at historical cost. The operations consist of the historical operations of Omega and Worldwide and the operations of AngelCiti Entertainment, Inc. from the acquisition date.

         On January 20, 2003, the Company effectuated a 1 for 4 reverse common stock split. In May 2003, a 6 for 1 forward split was effected. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse and forward splits.

         On January 20, 2003 ("effective date"), the Company's majority owned subsidiary entered into a bill of sale agreement with Equivest Opportunity Fund, Inc. ("Equivest") to sublicense its software license. Under the terms of the sublicense, Equivest will pay the Company a license fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus 95% of the net proceeds derived from the operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the sublicense agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as 95% of their revenues are derived from the result of Equivest's operations. As a result of such concentrations, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of June 30, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made. As of June 30, 2003, Equivest was not owed any fees under the terms of this sub-license agreement from the Company. In substance, Equivest is paid a 5% fee of adjusted net casino wins and reimburses the Company for certain monthly costs. Amounts are currently due, as the portion of marketing and other overhead expenses required to be paid to the Company have exceeded the 5% payment that would have been due.

         On May 1, 2003, the Company settled in full satisfaction an outstanding note payable and related accrued interest totaling $154,023 with a related party. Under the terms of the settlement, the Company would pay the note holder 750,000 (post May 7, 2003 6 for 1 forward split) shares of common stock of its subsidiary, which it holds. The shares issued effectively reduced the Company's investment in its majority owned subsidiary by $90 and resulted in the recognition of a gain on debt settlement totaling $153,933 (See Note 9).

         On May 7, 2003, the Company paid 13,420,000 (post May 7, 2003 6 for 1 forward split) of the common shares held in it's majority owned subsidiary AngelCiti Entertainment, Inc. to certain service providers some of whom are stockholders of the Company. The payment is for services rendered resulting in a consulting expense of $939,400. The shares issued effectively reduced the Company's investment in its majority owned subsidiary by $161 and resulted in the recognition of a gain on investment totaling $939,239.

         (B)  EQUITY TRANSACTIONS OF SUBSIDIARY

         The following issuances of common and preferred stock relate solely to the Company's majority owned subsidiary AngelCiti Entertainment, Inc. All references to the "Company" in this footnote only refers to "AngelCiti".

         On February 26, 2003, the Board of Directors adopted a resolution to authorize 150,000,000 shares of common stock. Subsequently this was increased to 200,000,000. (See below)

         On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin will also receive 600,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.067 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of June 30, 2003, the $110,000 was paid. Total fees of $110,000 and $40,000 will be recognized ratably over the agreement term. (See Note 4)

         On February 10, 2003, the Company initiated a Regulation "S" offering to sell up to 36,000,000 (post 6 for 1 split) shares of common stock at the average closing price of the Company's stock for the 5 days prior to the sale. The average closing price would then be multiplied by a factor of 30% to arrive at the net proceeds due under the terms of sale. In connection with the Company's Regulation "S" offering, all terms of the original offering were to cease on May 12, 2003.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         Subsequently, the Company had entered into an oral understanding with purchasers of the Regulation "S" offering stating that the purchase price will be equivalent to the average bid price of the Company's stock for the 10 days prior to the sale. The average bid price would then be multiplied by a factor of 20.45% to arrive at the net proceeds due under the terms of sale.

         On March 20, 2003, the Company issued 642,516 shares of common stock in connection with a Regulation "S" offering. The shares were issued for proceeds of $42,834.

         On April 1, 2003, the Company issued 857,484 shares at $.067 per share and 118,416 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $66,047.

         On April 17, 2003, the Company issued 1,261,404 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $94,605.

         On May 7, 2003, the Company effectuated a 6 for 1 forward common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the forward split.

         On May 14, 2003, the Company issued 934,026 shares at $.072 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $67,552.

         On May 21, 2003, the Board of Directors adopted a resolution to authorize 200,000,000 shares of $.001 par value common stock.

         On May 26, 2003, the Company issued 931,068 shares at $.067 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $61,769.

         On May 29, 2003, the Company issued 76,596 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,745.

         On June 2, 2003, the Company issued 714,808 shares at $.064 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $45,787.

         On June 9, 2003, the Company issued 56,072 shares at $.141666 per share upon exercise of stock options. The shares were issued for proceeds of $7,944. (See Note 7 (B))

         On June 17, 2003, the Company issued 388,379 shares of its common stock in connection with a Regulation "S" offering for a subscription receivable of $33,069. (See Note 13)

         On June 20, 2003, the Company issued 286,840 shares at $.073 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $20,954.

         (C) PREFERRED STOCK ISSUANCE IN SUBSIDIARY

         The following information refers only to preferred stock transactions of the subsidiary AngelCiti. All references to the "Company" in this footnote refer to AngelCiti.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         On February 26, 2003, as amended on May 21, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. Under the terms of the convertible preferred stock, each share of preferred stock is convertible into 6,000 shares of common stock. The holders of Preferred stock, Series B, have liquidation rights senior to the Company's common stock. Series B, preferred stock is not entitled to receive any dividends. In the event of a consolidation, merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B. As of June 30, 2003, 23,618 shares of convertible preferred stock, Series B ("collateral") were issued in connection with a collateral loan agreement and promissory note. Equivalent common shares are 141,708,000 in accordance with the terms of conversion. Under the terms of the agreement, the Company issued these shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. The Company is eligible to borrow up to $25,000,000 bearing an interest rate of 5.5% and a term of five years. In the event of a late payment, the lender can impose an interest charge of 8% until the late payment (principal and accrued interest) is paid in full. Upon satisfaction of all principal and related accrued interest, the lender is required to return the collateral to the Company. In the event of default on the loan, the lender can convert the collateral; however, there is no additional recourse against corporate assets. The collateral is not transferable. At June 30, 2003, there were no amounts due under the terms of this agreement. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

         On May 21, 2003, the Board of Directors adopted a resolution to authorize 50,000 shares of voting preferred stock, series A, $0.001 par value. Series A stock is voting at a ratio of 5,000 shares of common stock for each share of preferred stock held. (See Note 13)

         (D) STOCK OPTIONS OF SUBSIDIARY, ANGELCITI ENTERTAINMENT, INC.

         In June 2002, under the terms of a software license agreement, the Company's majority owned subsidiary, AngelCiti granted an option to purchase 450,000 shares of common stock to the software licensor. The exercise price was the lower of (a) $.30 per share or (b) the lowest share price granted or issued to any other party following the date of the signed agreement for the software purchase. These options will vest on the earlier of the closing of AngelCiti's initial public offering or change in control of AngelCiti. In connection with SFAS No. 123 and due to the inability to estimate the fair market value of the options since certain terms are contingent on future events, the Company has used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

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
                                                             =============

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         In May 2003, ("the Amendment Date") the Company's majority owned subsidiary entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 2,700,000 options (based on the 6 for 1 forward split) with an exercise price of $0.141666. The Amendment further defined the initial public offering as the date at which AngelCiti's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 2,700,000 options (See Note 7(B)) became fully vested on the Amendment Date and AngelCiti amortized $90,000 of the deferred license fee.

         AngelCiti also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th , 12th and 18th months following such initial public offering.

         According to EITF 96-18, the measurement date (February 26, 2002) is determined to be the date in which the software was delivered for use. Since the terms of this stock purchase indicate a performance commitment (future initial public offering), and an unknown exercise price, the Company used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

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
                                                                     ==========

         In connection with the May 2003 amendment to software license, AngelCiti established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. AngelCiti will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

NOTE 9   RELATED PARTY TRANSACTIONS
-----------------------------------

During the six months ended June 30, 2003, the Company's majority owned subsidiary paid $4,400 to the Company's president for consulting fees under an oral consulting agreement.

On May 1, 2003, the Company settled an outstanding note payable and related accrued interest totaling $154,023 with a related party (See Note 8(A)).

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

The sole director, officer, and shareholder of First National Consulting, Inc. ("FNC") is the Company's majority owned subsidiary's president (See Notes 6(C) and 10).

At June 30, 2003, the Company had accounts payable of $49,036 to related parties. Of the total, $1,728 represented expense reimbursements and $47,308 was due to FNC, an affiliate of the president (See Notes 6(C) and 10).

At June 30, 2003, the Company had a loan payable of $213,669 to a related party (see Note 6 (B)).

NOTE 10   VARIABLE INTEREST ENTITIES
------------------------------------

In May 2003, the Company's majority owned subsidiary entered into a payment processing agreement with First National Consulting, Inc. ("FNC"), a Belize corporation. Under the terms of the agreement, FNC provides payment processing services to the Company which include processing transactions for the Company related to casino operations and payment for various corporate expenses that are required to be reimbursed. At June 30, the Company had incurred $47,308 in related accounts payable. (See Note 9) In exchange for receiving these services, no cash or non-cash compensation for these services is paid by the Company to FNC since FNC believes that the increase in volume for such transactions for its operations will provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC, and its service providers on behalf of the Company will lead to reduced rates for future services with these providers for the Company, and FNC believes this will serve as fair consideration for this transaction.

The sole director, officer, and shareholder of FNC is the Company's majority owned subsidiary's president (see Notes 6 (C) and 9). Accordingly, the Company is currently evaluating the applicability of FIN 46 (see Note 2 (D)) to determine the nature, purpose, size, and activities of FNC in order to determine if FNC is a variable interest entity and if the Company would be required to consolidate it on the effective date of FIN 46.

NOTE 11  SOFTWARE CONCENTRATION
-------------------------------

The Company's subsidiary depends solely on its licensed software for its on-line gaming casino operations. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 12  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $355,923 and net cash used in operations of $425,999 for the six months ended June 30, 2003 and a working capital deficiency of $384,895, accumulated deficit of $3,747,346 and a stockholders' deficiency of $366,229 at June 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 13  SUBSEQUENT EVENTS
--------------------------

On July 1, 2003, the Company's majority owned subsidiary issued 12,000 shares of preferred stock, Series A to the Company, in exchange for the return of 80,000,000 shares of its common stock. (See Note 8 (C))

On July 1, 2003, the Company's majority owned subsidiary issued 157,159 shares at $.083 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $13,062.

On July 3, 2003, the Company's majority owned subsidiary issued 14,000 shares at $.147 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,061.

On July 14, 2003, the Company's majority owned subsidiary issued 63,131 shares of common stock upon the exercise of stock options at an exercise of $.141666 per share and having a fair value of $8,944 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 7(B))

On July 31, 2003, the Company's majority owned subsidiary issued 7,200 shares at $.075 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $540.

On July 31, 2003, the Company's majority owned subsidiary issued 338,475 shares at $.071 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $23,976.

In July 2003, the Company's majority owned subsidiary received $33,069 in proceeds from its stock subscription receivable. (See Note 8(B))

On August 7, 2003, the Company's majority owned subsidiary issued 68,182 shares of common stock upon the exercise of stock options at an exercise price of $.141666 having a fair value of $10,000 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 7(B))

On August 15, 2003, the Company's majority owned subsidiary issued 2,000 shares of preferred stock, Series A to the Company, in exchange for the return of 29,000,000 shares of its common stock (See Note 8(B)). As a result of the share exchange, the Company currently holds 2,380,000 common shares of AGLC representing 1.8% ownership and 14,000 shares of Series A, voting preferred stock that represents a voting interest equivalent to 70,000,000 common shares, ultimately providing Omega Ventures, Inc. with 48.4% voting control. The Company is evaluating whether it will continue to consolidate its subsidiaries as it exerts significant influence as a principal stockholder in the subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         We no longer produce live film and music events and have changed the focus of our operations to on-line gaming operations and management. We discontinued our previous operations and commenced our on-line casino operations, through our wholly-owned subsidiary, Worldwide Management, S.A. ("Worldwide"), in May of 2002. We sold our on-line casino operations to iChance International, Inc., n/k/a AngelCiti Entertainment, Inc. ("AngelCiti") in January of 2003. The transaction was accounted for as a recapitalization which reduced our ownership interest in AngelCiti and Worldwide to approximately 88% as of the time of the transaction. As of June 30, 2003, we owned 111,830,000 or approximate 74.6% of the outstanding common shares of AngelCiti. Worldwide's operations for the three and six month periods ending June 30, 2002 are presented for comparative purposes herein. It should be noted that figures for the three and six month periods ending June 30, 2003 are presented on a consolidated basis rather than as Worldwide, alone, due to the recapitalization of Omega in January of this year. Comparative discussions regarding our operations are described below with respect to those items which we believe can be meaningfully compared.

         Worldwide had processed $25,991,878 in gaming transactions from its inception, in May 2002, through the end of the 2002 calendar year. For the three months ending June 30, 2003 and six months ending June 30, 2003, we processed 16,014,916 and $32,718,939 in gaming transactions, respectively, as contrasted with our limited gaming transactions of $1,300,837 for the same periods of the last year. For the three months ending June 30, 2003 and six months ending June 30, 2003, we processed $200,989 and $526,519, of net casino winnings, respectively, as contrasted with net casino winnings of $4,390 for the same periods of the last year. Net casino winnings for the three months ending June 30, 2003 included the payment of a $28,595 gaming loss that was incurred in August of 2002 that had been under investigation by us as a suspicious transaction. Worldwide's relationship of revenue to handle increased to approximately 1.26% for the second calendar quarter of this year from approximately 0.34% for the second quarter of the last calendar year. Despite the significant increase in the relationship of our revenues to handle on a year to year basis, the relationship of our revenues to handle decreased sequentially from the last calendar quarter as our revenues represented approximately 1.95% of our handle for the first quarter of this year. While we are pleased with Worldwide's year to year gaming transaction growth, we can never be assured that such growth will continue as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

         Worldwide's revenues are presently generated as a result of an agreement that provides for its administration of the online casinos owned by a third party and sublicensing of online gaming software. Pursuant to this agreement Worldwide receives a fee based upon the revenue generated by the casinos' online play. Worldwide, in turn, pays out a percentage of that fee to its software provider/licensor. While we may develop our own proprietary online gaming software in the future, we have no current plan to do so and do not anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

         Despite our revenue growth on a year to year basis, we have never operated at a profit. We suffered operating losses of $1,325,780 for the three months ending June 30, 2003 and $1,474,900 for the six months ending June 30, 2003. These operating losses included $1,031,653 and $1,061,053 in consulting fees for the three and six month periods ending June 30, 2003, respectively. These consulting fees represented certain payments made during the second calendar quarter of this year that were paid for with AngelCiti common stock rather than cash. We suffered operating losses of $593,196 and $977,486 for the three and six month periods ending June 30, 2002, respectively.

         We strive to control our ongoing expenses. However, revenues from our casino operations were derived from aggressive marketing and sales commission expenses. These expenses increased to $235,938 for the three months ending June 30, 2003 from $-0- for the same period of last year. These expenses increased to $302,938 for the six months ending June 30, 2003 from $-0- for the same period of last year. Our licensing and royalty expenses are directly proportionate to our revenues. These expenses increased to $122,460 for the three months ending June 30, 2003 from $6,004 for the same period of last year. These expenses increased to $175,816 for the six months ending June 30, 2003 from $6,004 for the same period of last year. As our operations expanded, we required additional operating space to conduct our business. As a result, rent expense increased to $15,724 for the three month period ending June 30, 2003 from $6,494 for the same period of last year. Rent expense increased to $36,658 for the six month period ending June 30, 2003 from $6,494 for the same period of last year. While our marketing, software and rent related expenses increased significantly, our depreciation, amortization and bad debt expenses have decreased as we are no longer depreciating the gaming software that we utilize and improve the management of our receivables. Amortization and depreciation expense decreased to $1,421 for the three months ending June 30, 2003 from 36,653 from the same period of the prior year. Amortization and depreciation expense decreased to $17,826 for the six months ending June 30, 2003 from 36,653 from the same period of the prior year. Bad debt expense decreased to ($11,255) for the three months ending June 30, 2003 from $29,319 for the same period of the prior year. Bad debt expense decreased to $13,594 for the six months ending June 30, 2003 from $29,319 for the same period of the prior year. This decrease is attributable to the collection of receivables that had been previously written off.

         In May of this year, we settled in full satisfaction an outstanding note payable and accrued interest totaling $154,023 with a related party. The indebtedness was satisfied upon our payment of 750,000 Angelciti restricted common shares. This transaction resulted in a one-time recognition of a gain on debt settlement totaling $153,933. There were no comparable transactions during the three and six month periods of last year.

         In May of 2003, we delivered 13,420,000 AngelCiti restricted common shares to certain individuals and/or entities in exchange for certain services that they had already rendered to us. The delivery of these shares resulted in a consulting expense of $939,400 for the three and six month periods ending June 30, 2003. Total consulting fees for the three and six months ending June 30, 2003 were $1,031,653 and $1,061,053, as contrasted to $140,408 and $278,427 for the same periods of the prior year. The delivery of these shares also resulted in a recognition of a gain on investment, totaling $939,239, for the three and six month periods ending June 30, 2003. There were no comparable transactions during the three and six month periods of last year.

            Serious concerns do currently exist regarding our present overall financial position. While we generate revenue, we need to repay funds owed to an affiliated entity which has and continues to provide us with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services. While we have begun to repay these loans, we cannot be certain that this entity will continue to provide us with these services given the current outstanding debt to them.

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

         Worldwide is a sublicensor of online gaming software and is an administrator of the online casino websites owned by a third party. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with the owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

         Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and the casinos whose sites Worldwide administers currently operate their respective businesses under the gaming license of Commercial LT Baroda, SA, Worldwide's landlord ("Baroda"). Baroda is also engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of Baroda's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit the casinos whose sites Worldwide administers to operate their respective businesses under the umbrella of Baroda's gaming license. Worldwide and its customers may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and could result in the termination of Worldwide's current operations.

         Following our recapitalization in January of this year, we retained ownership of CasinoPaycheck.com and are using it as a marketing tool for driving affiliates to online gaming websites. This entity is not currently material to our operations as we derive no revenue from this website. We hope to be able to effectively charge for such services in the future, but cannot be certain that market conditions will ever permit us to do so.

LIQUIDITY AND CAPITAL RESOURCES

         We are insolvent, as our current liabilities are significantly greater than our current assets. We have limited cash and cash equivalents. Total cash and cash equivalents at June 30, 2003 were $14,686. We suffered a working capital deficit of $384,895 as of June 30, 2003 that resulted from our ongoing losses.

         Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain financing or refinancing as may be required if we cannot generate sufficient cash flow from operations. We may not be able to do either and may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, AngelCiti has raised $485,944, pursuant to a Regulation S offering, during the course of which we sold 6,784,443 of our restricted common shares. During the quarter ending June 30, 2003, we sold 5,625,093 of said shares and raised proceeds of $403,468.

         Some shares sold pursuant to this Regulation S offering certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances.

         As of June 30, 2003, $213,669 of our operating losses had been funded by loans from Worldwide's landlord. These loans are callable on the demand of Baroda. While we have repaid $115,122 of these loans, no assurance can be given that these loans will not be called or that Baroda will continue to make loans to us should we need them.

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

         Item 3.  Controls and Procedures.

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days prior to the fining of this Report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant controls in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

         We have not sold any of our securities this year. However, AngelCiti has sold its securities during the quarter ending June 30, 2003 in transactions that are described in the financial statements and elsewhere in this Report.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information.

         In May of 2003, we distributed 14,170,000 of the 126,000,000 common shares of AngelCiti to certain individuals and/or entities in exchange for certain services that they had already rendered to us and in exchange for the retirement of a note payable and accrued interest thereon. Of these shares, 750,000 were delivered to a noteholder in exchange for the retirement of his note and interest that had accrued thereon.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

                  1. Financial Statements of the Registrant are included under Item 1 hereof.

                  2.       Financial Statement Schedules - None

                  3.       Exhibits: 31.1 - Section 302 Certification
                                     32.1 - Section 906 Certification

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

         (c) Reports on Form 8-K filed during the three months ended June 30, 2003. (Incorporated by reference):

                           Report filed on Form 8-K on May 21, 2003.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OMEGA VENTURES, INC.


Dated: August 19, 2003                            By: /s/ Lawrence Hartman
                                                     --------------------------
                                                     Lawrence Hartman, CEO