Form 10QSB
period 2003-09-30
OMEGA VENTURES INC
filed 2003-11-17
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2003

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

                               Yes [ ]   No [x]

As of September 30, there were 24,566,333 outstanding shares of common stock, par value $0.01.

Transitional Small Business Disclosure Format Yes [ ] No {X}

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                      OMEGA VENTURES, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                               SEPTEMBER 30, 2003

                       OMEGA VENTURES, INC. AND SUBSIDIARY

                                    CONTENTS
                                    --------

                                                                      Page(s)
                                                                    -----------
Consolidated Balance Sheet                                              1

Consolidated Statements of Operations                                   2

Consolidated Statements of Cash Flows                                 3 - 4

Notes to Consolidated Financial Statements                            5 - 19

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                    $           36,468
  Prepaid Assets                                                                       4,659
  Other                                                                                  876
                                                                           ------------------
    TOTAL CURRENT ASSETS                                                              42,003
                                                                           ------------------

EQUIPMENT, NET                                                                        16,072
                                                                           ------------------
    TOTAL ASSETS                                                          $           58,075
                                                                           ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                        $           49,135
  Accounts payable - related party                                                     5,000
  Accrued royalty payable                                                             21,049
  Loan payable - related party                                                       216,963
  Payouts due                                                                         30,588
  Customer deposits                                                                   21,678
  Payroll taxes payable                                                                6,645
  Note Payable                                                                       126,460
  Accrued interest payable                                                             1,287
  Net liabilities from discontinued operations                                        25,000
                                                                           ------------------
TOTAL CURRENT LIABILITIES                                                            503,805
                                                                           ------------------

STOCKHOLDERS' DEFICIENCY
  Convertible preferred stock, Series A, $0.001 par value, 100,000
    shares authorized, none issued and outstanding                                        14
  Convertible preferred stock, Series B, $0.001 par value, 200,000
    shares authorized, none issued and outstanding                                         -
  Common stock, $0.01 par value, 60,000,000 shares authorized
      24,566,333 shares issued and outstanding                                       245,663
  Additional paid in capital                                                       3,614,687
  Accumulated deficit                                                             (4,167,221)
                                                                            ------------------
                                                                                    (306,857)
  Less:  Deferred license fee                                                       (138,333)
  Less:  Stock Subscription receivable                                                  (540)
                                                                            ------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                      (445,730)
                                                                            ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $           58,075
                                                                            ==================



          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                           Three months ended September 30,    Nine months ended September 30,
                                                                2003            2002                2003            2002
                                                           -------------    -------------      -------------    -------------
CASINO REVENUES, NET                                      $      211,413   $     113,003      $     737,932    $     117,393
                                                           -------------    -------------      -------------    -------------
OPERATING EXPENSES
Depreciation and amortization                                      1,400          22,788            19,226            58,825
Affiliate Commission                                              44,747          11,363           151,375            11,363
Bad debts                                                         24,476          71,040            38,070           100,359
Consulting                                                       108,591         136,501         1,169,644           414,928
Royalty                                                           60,000          22,229           145,816            28,233
Marketing                                                          6,257               -           202,567                 -
Advertising                                                       17,632          11,849            17,632            11,849
Legal & Professional                                              25,520          19,614           102,546            26,267
Rent                                                              18,782          37,579            55,440            44,073
License Fee                                                       69,167               -           159,167                 -
Investor Relations                                                50,000         125,000            50,000           375,000
Website Maintenance                                                    -          75,000                 -           225,000
Loss on Stock Rescission                                               -          70,257                 -            70,257
General and Administrative                                       121,048          75,907           437,556           294,849
                                                           -------------    -------------      -------------    -------------
TOTAL OPERATING EXPENSES                                         547,620         679,127         2,549,039         1,661,003
                                                           -------------    -------------      -------------    -------------
LOSS FROM OPERATIONS                                            (336,207)       (566,124)       (1,811,107)       (1,543,610)
                                                           -------------    -------------      -------------    -------------

OTHER INCOME (EXPENSE)
Interest income                                                      200           4,302               450            55,783
Other income                                                       2,689          13,796            29,563            13,831
Interest expense                                                  (1,185)           (728)           (2,504)           (2,193)
Other expense                                                          -          (2,032)                -            (2,032)
Loss on intercompany debt forgiveness                            (85,361)              -           (85,361)                -
Gain on investment                                                     -               -           939,239                 -
Gain on debt settlement                                                -               -           153,933                 -
Loss on sale of marketable securities                                  -               -                 -           (51,919)
Loss on impairment of available for sale securities                                    -                 -          (102,000)

TOTAL OTHER INCOME (EXPENSE), NET                                (83,657)         15,338         1,035,321           (88,530)
                                                           -------------    -------------      -------------    -------------
NET LOSS                                                        (419,864)  $    (550,786)     $   (775,786)    $  (1,632,140)
                                                           =============    =============      =============    =============
NET LOSS PER SHARE - BASIC AND DILUTED                             (0.02)  $       (0.02)     $      (0.03)    $       (0.06)
                                                           =============    =============      =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      DURING THE YEAR - BASIC AND DILUTED                     24,566,333      24,781,406        24,566,333        26,884,938
                                                           =============    =============      =============    =============


          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)



                                                             Nine months ended September 30,
                                                                  2003              2002
                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $    (775,786)   $   (1,632,140)
Adjustments to reconcile net loss to net cash used in by
     operating activities:
Depreciation and amortization                                      19,226            58,825
Bad debts                                                          38,070           100,359
Amortization of cash and stock based deferred expenses            150,000                 -
Recognition of deferred expense and consulting fees               159,167                 -
Amortization of deferred consulting fees                                -           975,000
Consulting expenses                                               939,400
Loss on sale of marketable securities                                   -            26,649
Loss on impairment of of marketable securities                          -           102,000
Loss on stock rescision                                                 -            70,257
Interest income from cancelled notes receivable                         -           (58,061)
Gain on investment                                               (939,238)                -
Gain on debt settlement, related party                           (153,933)                -
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                             (32,836)         (111,729)
  Prepaid expenses and other                                       (4,659)            6,065
  Other                                                              (588)            2,858
Increase (decrease) in:
  Accounts payable                                                  4,029            82,806
  Accounts payable - related party                                  5,000
  Accrued royalty payable                                         (10,184)                -
  Customer deposits and payouts due                                  (268)                -
  Payroll taxes payable                                              (912)                -
  Note Payable
  Accrued Interest payable                                          1,287                 -
  Accrued Interest payable - related party                          1,217                 -
  Other                                                            (4,770)                -
  Net liabilities from discontinued operations                     (2,805)                -
  Note Payable                                                          -
                                                             -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                            (608,583)         (377,111)
                                                             -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from acquisiton                                        75                 -
  Purchase of equipment                                                 -           (28,000)
  Purchase of software license                                          -           (75,030)
  Proceeds from sale of marketable securities                           -            37,783
  Proceeds from sale of available for sale securities                   -                 -
  Cash paid for notes receivable                                        -                 -
                                                             -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    75           (65,247)
                                                             -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of comon stock                               585,749           282,400
  Contributed Capital                                                   -            16,000
  Repayment of loan payable, related party                       (111,828)                -
  Proceeds from loan payable                                      126,460           148,958
                                                             -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         600,381           447,358
                                                             -------------     -------------

Net Increase (Decrease) in Cash                           $        (8,127)$           5,000

Cash at Beginning of Year                                          44,595               563

Cash at End of Year                                       $        36,468    $        5,563
                                                             =============     =============


          See accompanying notes to consolidated financial statements

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------

All transactions listed refer to the Company's majority owned subsidiary and issuer, AngelCiti Entertainment, Inc.:

On March 4, 2003, the Company issued 2,400,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 4 and 8(E))

In May 2003, the Company received contributed computer equipment from its parent and principal stockholder with a net book value of $17,939. (See Note 8(F))

On July 31, 2003, the Company issued 28,800 shares of its common stock in connection with a Regulation "S" offering for a subscription receivable of $540. (See Note 8(E))

On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 80,000,000 shares of its common stock held by its parent. (See Note 8(D)(i))

On August 15, 2003, the Company issued 2,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 29,000,000 shares of its common stock held by its parent. (See Note 8(D)(i))

At September 30, 2003, Omega Ventures, Inc (the Company's parent) forgave $85,361 of intercompany accounts payable. (See Note 8(H))




           See accompanying notes to consolidated financial statements

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


NOTE 1 BASIS OF PRESENTATION
----------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim unaudited consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2002 included in the Company's Form 10-KSB. Also, refer to the audited consolidated financial statements and footnotes of Worldwide Management, S.A. for the year ending December 31, 2002 included in AngelCiti Entertainment, Inc.'s Form 8-K.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. (F/K/A AngelCiti Entertainment, Inc.) ("Omega") was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. The Company sold its subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, ("Worldwide") to AngelCiti Entertainment, Inc. f/k/s iChance International, Inc. ("AngelCiti") in January 2003. The transaction was accounted for as a recapitalization of Omega, reducing its voting interest in Worldwide to 88% at that time (63% at September 30, 2003) (see Note 8(A)). Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti Entertainment, Inc., Worldwide Management, S.A. and First National Consulting, Inc. herein after will be collectively referred to as the "Company."

         AngelCiti Entertainment, Inc.'s subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings ("Worldwide"), was incorporated in Costa Rica in 2002, and acquired by AngelCiti Entertainment, Inc. (f/k/a iChance International, Inc.) in January 2003. The transaction was accounted for as a recapitalization of Worldwide (see Note 8(A)). AngelCiti Entertainment Inc. acquired First National Consulting Inc. ("FNC"), a Belize Corporation and a related party in September 2003 (see Note 10). AngelCiti Entertainment, Inc. and its subsidiaries, are collectively referred to as the "Company".

         The parent Company, Omega Ventures, Inc.'s operating focus is on online marketing and it operates a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. The Company has not generated any revenues from this business through September 30, 2003.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


         The Company's majority owned subsidiary, administers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet. The Company uses state-of-the-art casino gaming software under a license arrangement with a casino software development company (See Note 8(G)). The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 5).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti, Worldwide and FNC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $ 43,255,602 for the nine months ended September 30, 2003. The relationship of revenues to handle ("hold percentage") was 1.71% for the nine months ended September 30, 2003.

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

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2002. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after September 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

         (E) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. During the nine months ended September 30, 2003, the Company's majority owned subsidiary issued 23,618 shares of convertible preferred stock, Series B to an escrow agent, however, these shares are not deemed to be issued and outstanding. At September 30, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share. (See Note 8 (D)(ii))

         (F) RECLASSIFICATIONS

         Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 presentation.

NOTE 3   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of September 30, 2003.

During the nine months ended September 30, 2003, the Company recorded a bad debt expense for the holdback of $ 38,070.

Accounts receivable at September 30, 2003 was as follows:

          Accounts receivable                      $   112,350
          Allowance for chargebacks                   (112,350)
                                                    ------------
          ACCOUNTS RECEIVABLE, NET                 $         -
                                                    ============

NOTE 4   DEFERRED EXPENSES
--------------------------

On March 4, 2003, the Company's majority owned subsidiary entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin will receive a fee of $110,000 upon execution of the agreement. Marlin received 2,400,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement has a fair value of $0.017 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the September 30, 2003, the $110,000 fee had been paid in full. Total fees of $110,000 and $40,000 were recognized ratably over the agreement term.

For the nine months ended September 30, 2003, the Company recognized expenses aggregating $150,000. Of this total, $58,333 and $ 91,667 related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively. (See Note 8(E))

NOTE 5   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) COMMITMENTS

         On January 20, 2003 ("effective date"), the Company's majority owned subsidiary entered into a bill of sale agreement with Equivest Opportunity Fund, Inc. ("Equivest") to sublicense its software license. Under the terms of the sublicense, Equivest will pay the Company a license fee equal to the costs of all expenses associated with all of the operations of the software and marketing of the Company's website and URL, plus 95% of the net proceeds derived from the

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)



         operations of the software. In exchange, Equivest will receive any and all rights, title, and interest in various URL addresses as fully described in the sublicense agreement. As a result of the agreement, the Company is considered to have an economic concentration with Equivest as 95% of their revenues are derived from the result of Equivest's operations. As a result of such concentrations, the entity is vulnerable to a potential severe impact in the near-term. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of September 30, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement is for three years from the effective date and terminates on January 19, 2006. The agreement shall automatically renew for one year periods on each anniversary of the effective date unless proper notification for non-renewal is properly made. As of September 30, 2003, Equivest was not owed any fees under the terms of this sub-license agreement from Company.

         (B) CONTINGENCIES

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

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


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

NOTE 6   ACCOUNTS, LOANS, AND NOTES PAYABLE
-------------------------------------------

         (A) ACCOUNTS PAYABLE, RELATED PARTY

         At September 30, 2003, the Company's majority owned subsidiary had accounts payable of $5,000 due to its landlord for various corporate expenses paid on the Company's behalf (See Note 9).

         (B) LOAN PAYABLE, RELATED PARTY

         During the nine months ended September 30, 2003, the Company's majority owned subsidiary's landlord, a related party, was repaid $111,828 relating to corporate expenses previously paid on behalf of the Company. This partial repayment is included in the $216,963 balance as reflected on the balance sheet. The loans are non-interest bearing, unsecured, and due on demand (See Note 9).

         (C) NOTE PAYABLE, UNRELATED PARTY

         On September 21, 2003, the Company's majority owned subsidiary entered into a six month promissory note payable with an unrelated third party. Under the terms of the promissory note,

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)



         the Company borrowed $102,500 bearing interest at 2%. The note payable is unsecured. At September 30, 2003, the Company had accrued interest payable of $1,128.

         On July 1, 2003, the Company's majority owned subsidiary entered into a six month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $23,960 bearing interest at 2%. The note payable is unsecured. At September 30, 2003, the Company had accrued interest payable of $159.

NOTE 7   ACCRUED ROYALTY PAYABLE
--------------------------------

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company's majority owned subsidiary is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. At of September 30, 2003, the Company had accrued $21,049 as a royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         The Company's majority owned subsidiary is committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the three months ended September 30, 2003, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (See note 8(G)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.035417 per share.

         During the three and nine months ended September 30, 2003, the Company's majority owned subsidiary incurred a royalty expense of $60,000 and $145,816, respectively.

NOTE 8   STOCKHOLDERS' DEFICIENCY
---------------------------------

All equity transactions below, unless otherwise noted refer to the Company's majority owned subsidiary, AngelCiti Entertainment, Inc.

         (A) CORPORATE HISTORY AND RECAPITALIZATION

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from iChance International, Inc. to AngelCiti Entertainment, Inc.

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


         On January 20, 2003, the Company's majority owned subsidiary acquired Worldwide Capital Management, S.A. ("Worldwide") in exchange for 504,000,000 of AngelCiti Entertainment, Inc.'s common shares. The transaction was accounted for as a recapitalization of Omega. The Company had an economic concentration based on its dependence from its majority owned subsidiary's landlord to pay and provide certain corporate expenses and related services. Subsequent to the acquisition, the balance sheet of Omega consists of the assets and liabilities of Omega, AngelCiti Entertainment, Inc., Worldwide and FNC at historical cost. The operations consist of the historical operations of Omega and Worldwide and the operations of AngelCiti and FNC from the acquisition date.

         (B) STOCK SPLITS

         On January 20, 2003, the Company effectuated a 1 for 4 reverse common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse split.

         On May 7, 2003, the Company effectuated a 6 for 1 forward common stock split. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the forward split. (See Note 8(I)).

         On August 20, 2003, effective October 21, 2003, the Company effectuated a 4 for 1 forward split of its common stock. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the forward split. In connection with this stock split, the Company amended its Articles of Incorporation to reflect a change in the par value common stock from $0.001 to $0.00025.

         (C) SHARE AUTHORIZATIONS

         On February 26, 2003, the Board of Directors adopted a resolution to authorize 150,000,000 shares of $0.001 par value common stock.

         On May 21, 2003, the Board of Directors adopted a resolution to authorize 200,000,000 shares of $0.001 par value common stock.

         On October 21, 2003, the Board of Directors adopted a resolution to authorize 300,000,000 shares of $0.00025 par value common stock.

         (D) PREFERRED STOCK ISSUANCES

                  (i)  SERIES A

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 50,000 shares of voting preferred stock, Series A, $0.001 par value. Under the terms of the preferred stock, Series A, each share of preferred stock is convertible into 20,000 shares of common stock. The holders of preferred stock, Series A, have no stated liquidation rights senior to the Company's common stock or any other class of preferred stock.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


                  On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 80,000,000 shares of its common stock held by its parent. The shares were accounted for at cost totaling $80,000. The issuance of the shares resulted in a credit to preferred stock, Series A of $12 and a credit to additional paid in capital of $79,988.

                  On August 15, 2003, the Company issued 2,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 29,000,000 shares of its common stock held by its parent to the treasury. The shares were accounted for at cost totaling $29,000. The issuance of the shares resulted in a credit to preferred stock, Series A of $2 and a credit to additional paid in capital of $28,998.

                  (ii) SERIES B

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. The holders of preferred stock, Series B, have liquidation rights senior to the Company's common stock. Convertible preferred stock, Series B, is not entitled to receive any dividends. In the event of a consolidation, merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B. As of September 30, 2003, the Company has issued 23,618 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares are 566,832,000 in accordance with the terms of conversion. Under the terms of the agreement, the Company issued these shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender is required to return the collateral to the Company. In the event of default on the loan, the lender can convert the collateral; however, there is no additional recourse against corporate assets. The collateral is not transferable. At September 30, 2003, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management believes this potential financing will not be consummated. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

         (E) COMMON STOCK ISSUANCES

         On March 4, 2003, the Company entered into a six month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin received a fee of $110,000 upon execution of the agreement. Marlin also received 2,400,000 shares of the Company's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement had a fair value of $0.017 per share totaling $40,000 based on the recent cash offering price. In addition, Marlin will be entitled to a percentage of all amounts raised under debt or equity arrangements. As of September 30, 2003, the $110,000 fee had already been paid. (See Note 4)

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


         On February 10, 2003, the Company initiated a Regulation "S" offering to sell up to 144,000,000 (post 6 for 1 and 4 for 1 forward splits) (see Note 8(B)) shares of common stock.

         On March 20, 2003, the Company issued 2,570,064 shares of common stock in connection with a Regulation "S" offering. The shares were issued for proceeds of $42,834.

         On April 1, 2003, the Company issued 3,429,936 shares at $.017 per share and 473,664 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $66,047.

         On April 17, 2003, the Company issued 5,045,616 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $94,605.

         On May 14, 2003, the Company issued 3,736,104 shares at $.018 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $67,552.

         On May 26, 2003, the Company issued 3,724,272 shares at $.017 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $61,769.

         On May 29, 2003, the Company issued 306,384 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,745.

         On June 2, 2003, the Company issued 2,859,232 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $45,787.

         On June 9, 2003, the Company issued 224,288 shares at $.035417 per share upon exercise of stock options. The shares were issued for proceeds of $7,944. (See Note 8 (G))

         On June 17, 2003, the Company issued 1,553,516 shares of its common stock in connection with a Regulation "S" offering for a subscription receivable of $33,069.

         On June 20, 2003, the Company issued 1,144,960 shares at $.018 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $20,954.

         On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A to its principal stockholder parent in exchange for the return of 80,000,000 shares of its common stock. (See Note 6(B))

         On July 1, 2003, the Company issued 628,636 shares at $.021 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $13,062.

         On July 3, 2003, the Company issued 56,000 shares at $.037 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,061.

         On July 14, 2003, the Company issued 252,524 shares of common stock upon the exercise of stock options at an exercise of $.035417 per share and having a fair value of $8,944 in order to

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)



         make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 8(G))

         On July 31, 2003, the Company issued 28,800 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $540. The $540 has yet to be received as of September 30, 2003 and is reflected as a subscription receivable as a component of stockholders' deficiency.

         On July 31, 2003, the Company issued 1,353,900 shares at $.018 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $23,976.

         In July 2003, the Company received $33,069 in proceeds from its stock subscription receivable.

         On August 7, 2003, the Company issued 272,728 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $10,000 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 8(G))

         On September 14, 2003, the Company issued 2,379,100 shares at $.017 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $40,389.

         On September 30, 2003, the Company issued 1,746,640 shares at $.018 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $31,247.

         On September 30, 2003, the Company issued 275,652 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $9,763 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment.
         (See Note 8(G))

         (F) CONTRIBUTED EQUIPMENT

         On May 20, 2003, the Company's parent and principal stockholder transferred computer equipment to the Company's majority owned subsidiary, which houses the Company's gaming software having a net book value of $17,939. For financial accounting purposes, the transaction was recorded by the Company as contributed capital of $17,939. The computer equipment will be amortized over the remaining estimated useful life of the asset. For the three and nine months ended September 30, 2003, the Company recorded depreciation expense of $1,400 and $1,867, respectively, and the equipment has a remaining net book value of $16,072. (See Note 9)

         (G) STOCK OPTIONS

         In June 2002, under the terms of a software license agreement, the Company granted an option to purchase 450,000 shares of common stock to the software licensor. The exercise price was the lower of (a) $.30 per share or (b) the lowest share price granted or issued to any other party following the date of the signed agreement for the software purchase. These options will vest on the earlier of the closing of the Company's initial public offering or change in control of the

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)



         Company. In connection with SFAS No. 123 and due to the inability to estimate the fair market value of the options since certain terms are contingent on future events, the Company has used the intrinsic value method to estimate the fair value of the options granted. The difference between the intrinsic value estimate and fair value estimate was not material. The following assumptions were used at the date of grant:

         Fair value based on recent cash offerings          $        0.50
         Exercise price (lower of (a) or (b) above)                  0.30
                                                               -----------
         Differential                                       $        0.20
                                                               -----------

         Total Shares (pre-split)                                 450,000
                                                               -----------

         Fair value                                         $      90,000
                                                               ===========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 10,800,000 options (based on the 6 for 1 and 4 for 1 forward splits) with an exercise price of $.035417. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 10,800,000 options (See Note 6(B)) became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee.

         The Company also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th , 12th and 18th months following such initial public offering.

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

         Total value of common stock                                $  415,000
         Divided by the fair value based on recent cash offering          0.50
                                                                      ---------

         Equivalent shares                                             830,000
                                                                      ---------
         Fair value based on recent cash offering                   $     0.50
         Exercise price (lower of (a) or (b) above)                       0.25
                                                                      ---------
         Differential                                                     0.25
         Total shares                                                  830,000
                                                                      ---------

         Fair value                                                 $  207,500
                                                                      =========

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)



         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

         During the three and nine months ended September 30, 2003, the Company has recognized $69,167 and $159,167 in deferred license fees, respectively.

         (H) DEBT FORGIVENESS

         In connection with the January 20, 2003 recapitalization (See Notes 2(A), 8(A) and 9) and for the nine months ended September 30, 2003, Omega Ventures, Inc (the Company's parent) forgave $85,361 of intercompany accounts payable. Upon reliance on the guidance of APB #26, paragraph 20, footnote #1, the Company reflected this as a reduction in its intercompany accounts payable balance with an offsetting credit to additional paid in capital.

         (I) OMEGA VENTURES, INC. (PARENT COMPANY) TRANSACTIONS

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

NOTE 9   RELATED PARTY TRANSACTIONS
-----------------------------------

On May 1, 2003, the Company settled an outstanding note payable and related accrued interest totaling $154,023 with a related party (See Note 8(I)).

On May 20, 2003, the Company's parent and principal stockholder contributed computer equipment, which houses the Company's gaming software having a net book value of $17,939. (See Note 8 (F))

The sole director, officer, and shareholder of First National Consulting, Inc. ("FNC") is AngelCiti Entertainment, Inc.'s President (see Note 10).

At September 30, 2003, the Company's majority owned subsidiary had accounts payable of $5,000 due to its landlord for various corporate expenses paid on the Company's behalf (See Note 6(A)).

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)



At September 30, 2003, the Company had a loan payable of $216,963 to a related party (See Note 6 (B)).

At September 30, 2003, the Company forgave $85,362 of intercompany accounts payable. (See Note 8(H))

NOTE 10   COMBINATION OF ENTITIES UNDER COMMON CONTROL
------------------------------------------------------

On September 30, 2003, the Company's majority owned subsidiary acquired FNC in exchange for nominal consideration. (See Note 2 (A)) The sole director, officer, and shareholder of FNC is the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost (see
Note 9).

In May 2003, the Company's majority owned subsidiary entered into a payment processing agreement with FNC. Under the terms of the agreement, FNC provides payment processing services to the Company, which include processing transactions for the Company related to casino operations, and payment for various corporate expenses that are required to be reimbursed. In exchange for receiving these services, no cash or non-cash compensation for these services is paid by the Company to FNC since FNC believes that the increase in volume for such transactions for its operations will provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC, and its service providers on behalf of the Company will lead to reduced rates for future services with these providers for the Company, and FNC believes this will serve as fair consideration for this transaction.

NOTE 11  SOFTWARE CONCENTRATION
-------------------------------

The Company's majority owned subsidiary depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 12  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $775,786 and net cash used in operations of $608,583 for the nine months ended September 30, 2003 and a working capital deficiency of $461,802, accumulated deficit of $4,167,221 and a stockholders' deficiency of $445,730 at September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13  SUBSEQUENT EVENTS
--------------------------

All subsequent events relate to the Company's majority owned subsidiary:

On October 2, 2003, the Company issued 3,734,456 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,714.

                       OMEGA VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (Unaudited)


On October 8, 2003, the Company issued 234,772 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $8,315 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 8(G))

On October 13, 2003, the Company issued 3,633,552 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,455.

On October 17, 2003, the Company issued 1,218,116 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,042.

On October 17, 2003, the Company issued 7,227,044 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $107,549.

On October 17, 2003, the Company issued 80,000 shares at $.023 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,838.

On October 27, 2003, the Company issued 120,000 shares at $.026 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,075.

On October 31, 2003, the Company issued 100,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,090.

On November 4, 2003, the Company issued 70,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

On November 4, 2003, the Company issued 343,974 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $12,182 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. (See Note 8(G))

On November 4, 2003, the Company issued 2,012,651 shares at $.019 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $37,615.

On November 4, 2003, the Company issued 5,648,696 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $75,312.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     We no longer produce live film and music events and have changed the focus of our operations to on-line gaming operations and management. We discontinued our previous operations and commenced our on-line casino operations, through our wholly-owned subsidiary, Worldwide Management, S.A. ("Worldwide"), in May of 2002. We sold our on-line casino operations to iChance International, Inc., n/k/a AngelCiti Entertainment, Inc. ("AngelCiti") in January of 2003. The transaction was accounted for as a recapitalization which reduced our ownership interest in AngelCiti and Worldwide to approximately 88% as of the time of the transaction. As of September 30, 2003, we owned 11,320,000 or approximate 6.64% of the outstanding post 4:1 forward split common shares of AngelCiti, but exercise voting control of Angelciti by virtue of our ownership of 14,000 or 100% of its outstanding Series A preferred shares which carry 5,000 votes per share. Worldwide's operations for the three and nine month periods ending September, 2003 are presented for comparative purposes herein. It should be noted that figures for the three and nine month periods ending September 30, 2003 are presented on a consolidated basis rather than as Worldwide, alone. Comparative discussions regarding our operations are described below with respect to those items which we believe can be meaningfully compared.

     Worldwide had processed $25,991,878 in gaming transactions from its inception, in May 2002, through the end of the 2002 calendar year. For the three months ending September 30, 2003 and nine months ending September 30, 2003, we processed $10,536,663 and $43,255,602 in gaming transactions, respectively, as contrasted with our limited gaming transactions of $6,906,028 and $9,451,957 for the three month period ending September 30, 2002 and the period from the commencement of our operations in May of 2002 through September 30, 2002. For the three months ending September 30, 2003 and nine months ending September 30, 2003, we recognized $211,413 and $737,932, of net casino revenues, respectively, as contrasted with net casino revenues of $113,003 and $117,393 for the same periods of last year. Worldwide's relationship of revenue to handle increased to approximately 2.01% for the third calendar quarter of this year from approximately 1.64% for the third quarter of the last calendar year. While we are pleased with Worldwide's year to year gaming transaction growth, we can never be assured that such growth will continue as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

     Worldwide's revenues are presently generated as a result of an agreement that provides for its administration of the online casinos owned by a third party and sublicensing of online gaming software. Pursuant to this agreement Worldwide receives a fee based upon the revenue generated by the casinos' online play. Worldwide, in turn, pays out a percentage of that fee to its software provider/licensor. While Worldwide may develop its own proprietary online gaming software in the future, it has no current plan to do so and neither we nor Worldwide anticipate that we will have any research and development expenses. We do not currently envision the purchase or sale of plant or significant equipment and anticipate that Worldwide's staffing requirements will remain as they are.

     Despite our revenue growth on a year to year basis, we have never operated at a profit. We suffered operating losses of $336,207 for the three months ending September 30, 2003 and $1,811,107 for the nine months ending September 30, 2003. We suffered operating losses of $566,124 and $1,543,610 for the three and nine month periods ending September 30, 2002, respectively.

     We strive to control our ongoing expenses. However, our revenues were derived from aggressive marketing and sales commission expenses. These expenses increased to $68,636 for the three months ending September 30, 2003 from $23,212 for the same period of last year. These expenses increased to $371,574 for the nine months ending September 30, 2003 from $23,212 for the same period of last year.

     Our licensing and royalty expenses increased to $129,167 for the three months ending September 30, 2003 from $22,229 for the same period of last year. These expenses increased to $304,983 for the nine months ending September 30, 2003 from $28,233 for the same period of last year. A portion of our royalty payments were paid for upon the exercising of vested options.

     While our marketing and software related expenses increased significantly, our depreciation, amortization and bad debt expenses have decreased as we are no longer amortizing the gaming software that we utilize and improve the management of our trade receivables. Amortization and depreciation expense decreased to $1,400 for the three months ending September 30, 2003 from $22,788 from the same period of the prior year. Amortization and depreciation expense decreased to $19,226 for the nine months ending September 30, 2003 from $58,825 from the same period of the prior year. Bad debt expense decreased to $24,476 for the three months ending September 30, 2003 from $71,040 for the same period of the prior year. Bad debt expense decreased to $38,070 for the nine months ending September 30, 2003 from $100,359 for the same period of the prior year.

     Investor relations expenses decreased to $50,000 for the three months ending September 30, 2003 from $125,000 for the same period of the prior year and decreased to $50,000 for the nine months ending September 30, 2003 from $375,000 for the same period of the prior year. Investor relations expenses for the prior year represented recognition of stock based expenses paid to unrelated parties. Consulting fees decreased to $108,591 for the three months ending September 30, 2003 from $136,501 for the same period of the prior year. However, our consulting fees increased significantly to $1,169,644 for the nine months ending September 30, 2003 from $414,928 for the same period of the prior year. $939,400 of the $1,169,644 of consulting expenses incurred during the nine months ending September 30, 2003 were paid with the shares of AngelCiti common stock that we owned. As a result of these stock payments, we realized a gain on investment of $939,239 for the same period.

     General and administrative expenses increased to $121,048 for the three months ending September 30, 2003 from $75,907 for the same period of the prior year and increased to $437,556 for the nine months ending September 30, 2003 from $294,849 for the same period of the prior year. During the three months ending September 30, 2003, we suffered a one time loss on inter-company debt forgiveness of $85,361 resulting from the forgiveness of loans due us from AngelCiti.

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

     Worldwide is a sub-licensor of online gaming software and administers of the online casino websites owned by a third party. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with the owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

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


LIQUIDITY AND CAPITAL RESOURCES

     We are insolvent, as our current liabilities are significantly greater than our current assets. We have limited cash and cash equivalents. Total cash and cash equivalents at September 30, 2003 were $36,468. We suffered a working capital deficit of $461,802 as of September 30, 2003 that resulted from our ongoing losses.

     Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain financing or refinancing as may be required if we cannot generate sufficient cash flow from operations. We may not be able to do either and may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, as of the date of this Report AngelCiti has raised $958,799 to date, pursuant to a Regulation S offering, during the course of which we sold 54,298,905 of our post 4:1 forward split restricted common shares. During the quarter ending September 30, 2003, we sold 6,084,306 of said shares and raised proceeds of $111,275.

     Some shares sold pursuant to this Regulation S offering certain registration rights that require us to include all or a portion of these shares in any registration statement that we file with the US Securities and Exchange Commission under certain circumstances.

     As of September 30, 2003, $216,963 of our operating losses had been funded by loans from Worldwide's landlord. These loans are callable on the demand of Baroda. No assurance can be given that these loans will not be called or that Baroda will continue to make loans to us should we need them.

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

     While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow by the first half of next year, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.


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

Item 3. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1            Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds.

     We have not sold any of our securities this year. However, on March 20, 2003 AngelCiti commenced a private offering of its restricted common shares at prices derived from the market value of its shares as traded on the over-the-counter bulletin board. These shares are and have been offered for sale pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. As of the date of this report, AngelCiti sold 54,298,905 of its post 4:1 forward split restricted shares to 26 foreign persons and/or foreign entities. 6,084,306 of said shares were sold during the quarter ending September 30, 2003. No underwriters were or are being used in connection with this offering and no underwriting discounts or commissions were or are being paid in connection therewith.

     On May 21, 2003, AngelCiti authorized the issuance of up to 100,000 shares of a newly created class of Series B convertible Preferred Stock. 23,618 of these shares have been reserved to be issued to Mercatus & Partners, Ltd. ("Mercatus") in connection with a Loan Agreement that AngelCiti had entered into with Mercatus. As of the date of this Report, Mercatus has not performed under the terms of the Loan Agreement and these shares have not been issued or delivered to Mercatus. These shares were offered, and when sold will be issued, in a privately negotiated transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, as a transaction by an issuer not involving a public offering. No underwriters were or will be used in connection with the offer or sale of these shares and no underwriting discounts or commissions were or will be paid in connection therewith.

     On May 21, 2003, AngelCiti authorized the issuance of up to 50,000 shares of a newly created class of Series A Preferred Stock. It issued 12,000 of these shares to us on July 1, 2003 in exchange for the surrender of 80,000,000 AngelCiti common shares. AngelCiti issued an additional 2,000 of these shares to us on September 3, 2003 in exchange for the surrender of an additional 29,000,000 AngelCiti common shares. These preferred shares were and will be issued in a privately negotiated transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, as a transaction by an issuer not involving a public offering. No underwriters were used or will be used in connection with the sale of these shares and no underwriting discounts or commissions were paid in connection therewith.

     On July 14, 2003, Worldwide's software provider exercised options to purchase 252,524 AngelCiti post 4:1 forward split restricted shares to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 monthly minimum payment.

     On August 7, 2003, our software provider exercised options to purchase 272,728 AngelCiti post 4:1 forward split restricted shares in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 monthly minimum payment.

     On September 30, 2003, our software provider exercised options to purchase 275,652 AngelCiti post 4:1 forward split restricted shares in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 monthly minimum payment.

     On October 8, 2003, our software provider exercised options to purchase 234,772 AngelCiti post 4:1 forward split restricted shares in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 monthly minimum payment.

     On November 4, 2003, our software provider exercised options to purchase 343,974 AngelCiti post 4:1 forward split restricted shares in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 monthly minimum payment.

     These foregoing shares were issued in a privately negotiated transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

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

             2. Financial Statement Schedules - None

             (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                 Exhibit No.       Description
                 -----------       -----------
                     3.1           Articles of Incorporation, as amended*
                     3.2           Bylaws, as amended*
                    16.1           Letter re: change in certifying accountant
                                   letter from Chisholm and Associates to the Securities and Exchange Commission dated
                                   August 9, 2002**
                    16.2           Letter re: change in certifying accountant
                                   letter from Chisholm and Associates to the Securities and Exchange Commission dated
                                   August 9, 2002***
                    31.2           Rule 13a-14(a)/15d-14(a) Certification of
                                   Lawrence Hartman
                    32.1           Certification Pursuant to 18 U.S.C Section
                                   1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     -------------------------------------

             *    Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001
             **   Included in Form 8-K filed on August 13, 2002
             ***  Included in Form 8-K/A filed on August 21, 2002 .

             (c) Reports on Form 8-K filed during the three months ended September 30, 2003. (Incorporated by reference):

                           None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OMEGA VENTURES, INC.


Dated: November 14, 2003                 By: /s/ Lawrence Hartman
                                            ----------------------------------
                                            Lawrence Hartman, CEO


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 14, 2003                 By: /s/ Lawrence Hartman
                                            ----------------------------------
                                            Lawrence Hartman, CEO and Director



Date:  November 14, 2003                  By: /s/ Lawrence Hartman
                                            ----------------------------------
                                            Lawrence Hartman, CEO and Director