Form 10KSB
period 2003-12-31
OMEGA VENTURES INC
filed 2004-04-14
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED: DECEMBER 31, 2003

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

STATE ISSUER' REVENUES FOR ITS MOST RECENT FISCAL YEAR.   $1,007,427

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

AS OF MARCH 31, 2004, THERE WERE 24,566,333 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01. THERE WAS NO MARKET VALUE FOR THESE SHARES.

 DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                                  GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to Omega Ventures, Inc. and its subsidiaries ("Omega"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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


                                     Part I.

Item 1.  DESCRIPTION OF BUSINESS.

         General Organization and History of Prior Operations. Omega Ventures, Inc. is a Nevada corporation that was formed under the name Los Angeles International Film and Music Market, Inc. in May of 1999. Our name was changed to AngelCiti.com Multimedia, Inc. and AngelCiti Entertainment, Inc. and was subsequently changed to its current name in January of 2003. We began day to day operations in Hollywood, California on July 12, 1999 as a multi-dimensional entertainment company that produced and promoted film and music festivals featuring independent artists and their works, broadcasted the works of independent film and music artists as well as other content over the Internet, and offered film and music production assistance to independent film and music artists. The events of September 11, 2001 forced us to re-evaluate our operations and revise our business plan.

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

         On Line Gaming Operations. We formed a wholly-owned subsidiary, Worldwide Management. SA, a Costa Rica corporation ("Worldwide"), to sublicense online casino software and administer online casino websites. Actual online casino related operations began May 2, 2002.

         On November 7, 2002, we entered into a Share Exchange Agreement with IChance International, Inc. ("IChance") to sell our wholly owned gaming subsidiary, Worldwide, for 21 million shares of IChance common stock, or approximately 88% of the outstanding common shares of IChance.

         The Share Exchange Agreement with IChance (the "IChance Agreement") closed on January 20, 2003. At that time, we owned approximately 88% of IChance, changed our name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc., and IChance changed its name to AngelCiti Entertainment, Inc. ("AngelCiti"). As of December 31, 2003, we owned 11,320,000, or approximately 5.28% of the outstanding common shares, and 100% of the outstanding Series A preferred shares of AngelCiti. By virtue of our ownership interest in these shares, we currently have the ability to exercise voting control of AngelCiti. As such, AngelCiti's operations are presented herein as our subsidiary.

         AngelCiti, as the new parent company of Worldwide, changed its operating focus from owning and operating online casinos to the administration and facilitation of online casinos and the sublicensing of online casino gaming software. AngelCiti's sole customer pays AngelCiti a significant amount of its net casino revenues as an administration and sublicensing fee and reimburses AngelCiti for certain costs expended in connection with the same. Its ongoing viability is therefore dependent upon the fortunes of the online casino that it administers.

         During the year ending December 31, 2003, we conducted no significant business operations other than those of AngelCiti. Our operating focus, independent of AngelCiti operations, had been on online marketing. Towards that end, we operated and continue to operate a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. It places pop-up and other forms of online casino advertising on affiliates' internet websites in exchange for a percentage of casino or sports book winnings, ranging from 2%-5%.

Casinopaycheck.com has been operational since June of 2002 but has yet to earn any revenues. We had agreed to provide online marketing services to the online casino that AngelCiti administers on a trial basis. This trial period has expired and we do not believe that this business, alone, will generate material revenues. We are therefore dependent on revenues that may be raised as a result of our interest in AngelCiti, or on our management's efforts to effect a business combination with a viable operating company. References in the following description of business to the words "us," "we," or "the Company" and the following description of operations refer to AngelCiti and its subsidiaries.

OPERATIONS AND PRODUCTS

         We currently have the non-exclusive worldwide license to use, sublicense and exploit a gaming software product owned by Real Time Gaming (the "RTG Software"). We utilize the RTG Software pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent (the "Montana Agreement"). The Montana Agreement requires us to pay a fee to Montana as a percentage of our ongoing revenues, with a minimum monthly payment of $20,000. Montana provides us with updates and innovations to their RTG Software technology, which eliminates our need to fund ongoing research and development expenses. The RTG Software allows on-line casino operators to offer games of chance to their players, including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Baccarat, Let Em Ride, War, Red Dog and various forms of online slot machines, as well as other games that may be developed by RTG or Montana in the future. The RTG Software provides enhanced sound and graphics, allows real time interactivity within a user's own web browser, and provides access to an online casino through the use of a player's computer. Players have the option of: i) loading and playing casino games through their web browser with no downloading; or ii) downloading individual games or an online casino's entire web-site to achieve faster play. The RTG Software permits online casinos to offer odds in each game as would be expected from land based games of chance. Players have the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land based casino.

         The RTG Software allows players to: i) play free of charge or open an account with our casino-customers; ii) fund their account with our casino-customers; and iii) place their funds at risk by betting on the outcome of the casino games. For security purposes, wagering customers are required to provide certain personal and financial information, including a user name and password, in order to open an account. Additionally, all accounts are password protected. In order to make live wagers, players are required to purchase electronic cash from our customers by making one or more forms of cash payment into their account. We believe that the RTG Software offers players an entertaining, interactive real time playing experience, comparable to land based play that provides maximum security for Equivest and its patrons. We do not disclose or provide others with any personal or wagering information regarding those people who place bets with our customers.

         Many games have several variations and provide for minimum and maximum betting ranges. Customer winnings (in U.S. Dollars) are automatically credited by an online casino to its players' accounts. Deposits and withdrawals are effected by various means, which include credit cards, overnight express, western union, wire transfers and Neteller, as requested by the player on a case-by-case basis. Amounts due us in connection with credit card payments are subject to holdbacks by the issuing credit card company as a reserve for potential dispute claims. These holdbacks enable the credit card issuer to withhold up to 10% of the receivables due us for up to six months. To avoid the impact of such reserves, we generally offer players an incentive in the form of playing credits to use an alternate form of payment to us. Players are free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

         Online casino operations do not require wagerers to maintain a minimum account balance or place restrictions on amounts accumulated through winnings. Nor do they grant credit to customers. They do, however, place maximum bet limits for new customers and we reserve the right to grant custom wagering and account options to regular customers based upon their established profiles. We ensure that gaming operations are in compliance with the Code of Conduct of the Interactive Gaming Council, a gaming industry organization that has established certain on-line gaming protocols. Among other things, this Code requires on-line gaming operators to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. While this organization lacks any enforcement ability, we have nonetheless undertaken voluntary compliance with its conventions and have operated our business accordingly, as a matter of good business practice. Unfortunately, we cannot be certain that we will be able to successfully identify or curtail such compulsive gambling by our customers.

         We also have the non-exclusive worldwide rights to use and exploit the Future Bet Gaming Software which we acquired in connection with our Agreement and Plan of Reorganization and subsequent Modification Agreement. We do not currently intend to incorporate this software into our operations. No assurance is given that we will ever do so, or do so profitably. In the interim, we believe that we can fully implement our business plan and achieve profitability, utilizing the RTG Software, alone, although no assurance can be given that we can do so.

         Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software, and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to do develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Montana and the RTG Software.

         We currently utilize the RTG Software in connection with our administration of the SharkCasino.com online casino URL. This URL is owned by Equivest Opportunity Fund ("Equivest"). Equivest purchased 14 online casino website URL's from us in January 2003, has abandoned all of the URL's other than SharkCasino.com, and pays us a fee pursuant to an agreement that we had entered into that gives us the right to administer their online casino operations (collectively the "Equivest Agreement"). While it is believed that Equivest will not lose the business of those players who gained access through the online sites that had been abandoned, no assurance can be given that this will be the case.

         Pursuant to the Equivest Agreement, we maintain Equivest's website on our servers, facilitate their gaming operations using the RTG Software, and provide online casino customer service and management functions. Equivest's on-line casino website is currently offered in English, Spanish, German, Chinese and Japanese. The Equivest Agreement provides for 95% of its net online casino revenues as well as certain expenses to be paid to us, and its initial term continues through 2006. It renews automatically for successive one year terms thereafter, unless we elect not to renew the same. As a part of our maintenance obligation, we employ security measures designed to protect Equivest's web-site, database and operations.

         We do not intend to pursue other online casino operating customers and our operations are principally limited to the administration and facilitation of Equivest's online casino operations. However, we are focusing our efforts towards the direction of additional players to Equivest's on-line casino site. As our agreement with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings, our revenue stream is therefore dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its SharkCasino.com website. The cessation of Equivest's on-line casino operations would eliminate our only material source of revenues.

         Despite our reliance on one customer and one software product, we believe that we can fully implement our business plan and achieve profitability by administering Equivest's on-line casino business, for so long as Equivest is able to remain in business and expand its base of players and for so long as the RTG Software remains a viable product and its licensor continues to support it.

         Our management believes that there has been a recent surge in the worldwide popularity of poker. To exploit this popularity, our management has approved plans to spin off our poker-related operations into a separate publicly traded company. As of the date of this Report, we have not entered into any agreement to effect these plans and cannot guaranty that we will ever do so. Further, we cannot offer any assurance that such plans, if and when implemented, will generate revenues or profits, or provide any benefit to our shareholders.

         Our operations are controlled by company-owned computer servers that are located in the Kannawakee Reservation in Quebec, Canada. We regularly back up the data stored on our servers, but currently do not employ redundant servers to handle any interruption of primary server service. While the hosting of the casino site that we administer and maintenance of our equipment is ultimately our responsibility, these services are provided by an entity controlled by our landlord, Commercial LT Baroda, SA, a company that is engaged in the online sports book industry ("Baroda"), pursuant to the terms of a Commercial Sublease and Services Agreement. We and Equivest conduct our respective operations under the gaming license and through other leasehold agreements with Baroda.. Baroda is controlled by our president, George Gutierrez, and had permitted us to defer payments that we owed it in connection with the Commercial Sublease and Service Agreement on an interest-free basis. The outstanding balance owed to Baroda had been paid in full as of January of 2004. We believe that our arrangement with Baroda, as a third party vendor for these services helps us minimize our ongoing payroll and administrative expenses. However, as the outsourcing of these services and utilization of licenses may spare our payroll and other expenses, we have become especially dependent upon the ongoing viability of Baroda. Should

Baroda cease its operations, we could be forced to curtail or cease our operations.

GOVERNMENT REGULATION

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent our principal source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gaming. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gaming or subsequent regulation thereof.

         We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

         In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. However, the government of Antigua has recently brought suit and won a ruling against the United States federal government in an effort to prevent US legislation from impacting online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it is equally unclear as to whether the United States will appeal the World Trade Organization ruling.

         Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

         Since 2002, the Attorney General of the State of New York has been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States have threatened to prosecute, on charges of aiding and abetting, any businesses in the United States that provide advertising and financial services to Internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of Internet gambling.

         Worldwide is a sub-licensor of online gaming software and is an administrator of Equivest's online casino website. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns an online casino that is subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

         Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that we do not believe that Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

COMPETITION

         Our business is highly competitive. We, and the customers who sub-license our software, face competition from large numbers of large and small public and private companies, many of whom have financial resources far greater than ours and those of our customers. Many of these competitors have greater leverage in attracting talent, product and personnel. A high degree of competition is expected to continue in our business and the business of our customers, as there are no significant barriers to entry into our respective businesses. Our business and the business of our customers may be adversely affected by these factors.

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

         Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gaming business, we and Equivest face strong competition in what is expected to be a rapidly growing global industry. Our competitors include, land based casino who have developed their own Internet sites, such as MGM Mirage, Harrahs and others. In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gaming. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. Our current online competitors include GoldenPalace.com, CasinoOnNet.com, Boss Media, CryptoLogic, Inc., RiverBelleCasino.com, Microgaming and Youbet.com, to name a few. Some of our competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable them to operate their own on-line casinos and Internet Web sites. As the barriers to entry into this industry are low, access to this business is made to a wide number of entities and individuals. Required technological and management expertise can be licensed or purchased from existing vendors. Our industry's technology, including hardware, software and the mode through which communications flow are subject to rapid and significant change. Others may develop technologies that render our operations obsolete.

EMPLOYEES

         Since January 20, 2003 and as of the date of this Report, we have 19 employees, 12 of whom are full-time, as well as 7 part time employees who are shared with Baroda. These employees are paid by our landlord, Baroda, which acts as a payroll service for our operating staff. These personnel include programmers, graphic designers and customer service staff. We also directly pay other consultants for services, as and when needed. We believe that we have has a sound relationship with our employees and contractors. None of our employees or independent contractors are represented by a collective bargaining agreement.

Item 2.  DESCRIPTION OF PROPERTY

         Since January 20, 2003 our registered office has been located at 9000 Sheridan Street, Suite 7, Pembroke Pines, Florida, where we maintain an office presence. Our Florida office presence lease bears a monthly commitment of $159 and continues on a month to month basis. The operations of Worldwide have been relocated but are still based in San Jose, Costa Rica, at Building 6, Oficentro La Sabana, 7th floor, pursuant to a Commercial Sublease and Services Agreement requiring base monthly payments to Baroda, our landlord, which are currently $400 per month. Worldwide's agreement with Baroda also includes the utilization of certain office space located within the Kannawakee Reservation in Quebec Canada, where we house our servers. Baroda had permitted Worldwide to defer payment of rental and other payments that Worldwide owed Baroda, on an interest-free basis, since the date Worldwide commenced its online gaming operations, through January of 2004. Worldwide has repaid Baroda the entire balance that it had accrued and now pays Baroda all sums due under the Commercial Sublease and Services Agreement on a monthly basis as they come due. While we feel that Worldwide would be able to find and lease substitute office space should such a need arise, it is unlikely that Worldwide would find a landlord willing to provide the space and services provided to Worldwide by Baroda.

Item 3.  LEGAL PROCEEDINGS

         In September of 2003, AngelCiti and its officers and directors were named as defendants in the matter known as FCC Enforcement Company successors in interest to AMPS Wireless Data vs. AngelCiti Entertainment, Inc., George Gutierrez, Dean Ward, et. al. This suit was filed in the Scottsdale Justice Court of the State of Arizona in and for the County of Maricopa, and alleged, among other things that we violated The Telephone Consumer Protection Act of 1991 (the "Telephone Consumer Protection Act") by sending certain unsolicited fax advertisements to certain parties in violation of the Telephone Consumer Protection Act.

         In October of 2003, AngelCiti and its officers and directors were named as defendants in the matter known as FCC Enforcement Company successors in interest to Crossroads of Life Christian Books and Gifts vs. AngelCiti Entertainment, Inc., George Gutierrez, Dean Ward, et. al. This suit was filed in the Peoria Justice Court of the State of Arizona in and for the County of Maricopa, and alleged, among other things that we violated The Telephone Consumer Protection Act of 1991 (the "Telephone Consumer Protection Act") by sending certain unsolicited fax advertisements to certain parties in violation of the Telephone Consumer Protection Act.

         Each case sought unspecified damages. While plaintiff's are seeking discovery in connection with these matters, we believe that a settlement is very likely and are willing to settle, without admitting liability, as the cost of defense is high. The range of the cash settlement is expected to be between $1,500 and $12,500, although no assurance can be given that the settlement, if reached, will not exceed $12,500. We have accrued $12,500 in our financial statements and recorded the same as a settlement payable. One or both of these litigation matters relate to allegations involving facts attributable to Baroda, which is controlled by AngelCiti's president, George Gutierrez, and Vice President, Dean Ward. Baroda was not named in either lawsuit. Baroda has undertaken to bear its proportionate share of any settlement that is paid in connection with these matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market
--------------

         There is no public trading market for our common stock, nor can we be certain that a trading market for our securities will ever develop.

Holders
-------
         As of March 31, 2004, there were 308 shareholders of our common stock.

Dividends
---------

         We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business, and that no dividends on the shares of common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

         We have not sold any of our securities during the year ending December 31, 2003. However, on February 10, 2003, AngelCiti initiated a Regulation "S" offering to sell up to 144,000,000 post-split shares of its common stock. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. Shares sold pursuant to this Regulation S offering as well as shares sold upon the exercise of certain options during the fourth quarter of 2003 and first calendar quarter of 2004 are described below:

         On October 2, 2003, AngelCiti issued 3,734,456 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,714.

         On October 8, 2003, AngelCiti issued 235,852 shares of common stock upon the exercise of stock options at an exercise price of $.035255 having a fair value of $8,315 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On October 13, 2003, AngelCiti issued 3,633,552 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $57,455.

         On October 17, 2003, AngelCiti issued 1,218,116 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,042.

         On October 17, 2003, AngelCiti issued 7,227,044 shares at $.015 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $107,549.

         On October 17, 2003, Angelciti issued 100,000 shares at $.052 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 5,252.

         On October 27, 2003, AngelCiti issued 120,000 shares at $.073 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,787.

         On October 31, 2003, AngelCiti issued 100,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,090.

         On October 31, 2003, AngelCiti issued 70,000 shares at $.091 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

         On November 4, 2003, AngelCiti issued 343,974 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $12,182 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On November 4, 2003, AngelCiti issued 3,197,831 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $37,615.

         On November 4, 2003, AngelCiti issued 5,648,696 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $75,312.

         On November 4, 2003, AngelCiti issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

         On November 5, 2003, AngelCiti issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,434.

         On November 5, 2003, AngelCiti issued 70,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,656.

         On November 5, 2003, AngelCiti issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,434.

         On November 7, 2003, AngelCiti issued 90,000 shares at $.095 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,636.

         On November 10, 2003, AngelCiti issued 20,000 shares at $.089 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,798.

         On November 10, 2003, AngelCiti issued 50,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,525.

         On November 10, 2003, AngelCiti issued 80,000 shares at $.070 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,656.

         On November 10, 2003, AngelCiti issued 100,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,100.

         On November 12, 2003, AngelCiti issued 70,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,363.

         On November 12 2003, AngelCiti issued 70,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,300.

         On November 12, 2003, AngelCiti issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

         On November 12, 2003, AngelCiti issued 20,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,818.

         On November 13, 2003, AngelCiti issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

         On November 13, 2003, AngelCiti issued 50,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,050.

         On November 14, 2003, AngelCiti issued 65,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,883.

         On November 14, 2003, AngelCiti issued 70,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,636.

         On November 16, 2003, AngelCiti issued 813,455 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,112.

         On November 17, 2003, AngelCiti issued 150,000 shares at $.070 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,605.

         On November 17, 2003, AngelCiti issued 40,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,616.

         On November 21, 2003, AngelCiti issued 65,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 5,252.

         On November 21, 2003, AngelCiti issued 50,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

         On November 21, 2003, AngelCiti issued 150,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,120

         On November 21, 2003, AngelCiti issued 70,000 shares at $.101 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,070.

         On November 21, 2003, AngelCiti issued 40,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,201

         On November 24, 2003, AngelCiti issued 50,000 shares at $.081 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,052

         On November 25, 2003, AngelCiti issued 100,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $9,070

         On November 25, 2003, AngelCiti issued 150,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,120.

         On November 26, 2003, AngelCiti issued 40,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,616.

         On November 26, 2003, AngelCiti issued 100,000 shares at $.080 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,080.

         On December 1, 2003, AngelCiti issued 1,203,670 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,101.

         On December 3, 2003, AngelCiti issued 214,219 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $7,586 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On December 3, 2003, AngelCiti issued 2,380,000 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $34,639.

         On December 5, 2003, AngelCiti issued 7,698,258 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $87,872.

         On December 9, 2003, AngelCiti issued 60,000 shares at $.089 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,385.

         On December 9, 2003, AngelCiti issued 60,000 shares at $.090 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,454.

         On December 9, 2003, AngelCiti issued 70,000 shares at $.085 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,980.

         On December 11, 2003, AngelCiti issued 2,496,548 shares at $.011 per share in connection with a Regulation "S" offering. The shares were issued for a stock subscription receivable of $26,719

         On December 18, 2003, AngelCiti issued 85,000 shares at $.066 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,636.

         On December 17, 2003, AngelCiti issued 841,533 shares at $.013 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,310.

         On January 9, 2004, AngelCiti issued 532,933 shares at $.01033 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,506.

         On January 9, 2004, AngelCiti issued 125,000 shares at $.071 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,880.

         On January 9, 2004, AngelCiti issued 106,638 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $3,777 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

         On January 23, 2004, AngelCiti issued 322,903 shares at $.016 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,144.

         On January 23, 2004, AngelCiti issued 5,166,758 shares at $.014 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $73,497.

         On January 23, 2004, AngelCiti issued 1,681,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $22,309.

         On January 23, 2004, AngelCiti issued 75,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,242

         On January 23, 2004, AngelCiti issued 40,000 shares at $.050 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,020.

         On January 23, 2004, AngelCiti issued 130,000 shares at $.053 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,946.

         On January 27, 2004, AngelCiti issued 200,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $11,090.

         On January 28, 2004, AngelCiti issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,565.

         On January 29, 2004, AngelCiti issued 50,000 shares at $.060 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,030.

         On January 29, 2004, AngelCiti issued 40,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,202

         On January 30, 2004, AngelCiti issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

         On February 3, 2004, AngelCiti issued 65,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,676.

         On February 3, 2004, AngelCiti issued 150,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $8,332.

         On February 4, 2004, AngelCiti issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

         On February 5, 2004, AngelCiti issued 250,000 shares at $.058 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,645.

         On February 6, 2004, AngelCiti issued 32,000 shares at $.058 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,875.

         On February 9, 2004, AngelCiti issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

         On February 9, 2004, AngelCiti issued 100,000 shares at $.055 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

         On February 11, 2004, AngelCiti issued 988,137 shares at $.012 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,061.

         On February 11, 2004, AngelCiti issued 2,395,000 shares in connection with a Regulation "S" offering. The shares were issued for proceeds of $18,211.

         On February 17, 2004, AngelCiti issued 200,000 shares at $.0650 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,998.

         On February 18, 2004, AngelCiti issued 455,868 shares at $.0111 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,088.

         On February 18, 2004, AngelCiti issued 3,700,700 shares at $.00859 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $31,820.

         On February 19, 2004, AngelCiti issued 100,000 shares at $.0556 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $5,555.

         On February 19, 2004, AngelCiti issued 60,000 shares at $.0562 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,373.

         On February 23, 2004, AngelCiti issued 300,000 shares at $.0581 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $17,422.

         On February 23, 2004, AngelCiti issued 100,000 shares at $.0657 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,565.

         On February 24, 2004, AngelCiti issued 28,000 shares at $.0700 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,959.

         On February 26, 2004, AngelCiti issued 100,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 7,070.

         On March 3, 2004, AngelCiti issued 3,572,525 shares at $.0097 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 34,552.

         On March 9, 2004, AngelCiti issued 3,360,480 shares at $.0092 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 34,552.

         On March 9, 2004, AngelCiti issued 224,093 shares of common stock upon the exercise of stock options at an exercise price of $.03666 having a fair value of $8,216 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS AND PLAN OF OPERATION

         We no longer produce live film and music events and operate online gaming and gaming management operation. As of January 20, 2003, the date that we sold our wholly-owned subsidiary, we have conducted limited operations independent of those of AngelCiti. Without taking into account the expenses associated with AngelCiti and its operations, we have virtually eliminated all of our operating expenses, other than the rent expense for our Pembroke Pines, Florida office presence, limited expenses associated with casinopaycheck.com, and ongoing professional fees.

         As we exercise voting control over AngelCiti, their operations, which include the operations of Worldwide, are presented herein for the year ending December 31, 2003. Worldwide's activities for the year ending December 2002, commenced in May of 2002, and are consolidated with our operations for the year ending December 31, 2002. Comparative discussions regarding our operations are described below with respect to those items which we believe can be meaningfully compared.

         We had processed $25,991,878 in gaming transactions and $474,098 in net casino revenues from May 2, 2002, the date that these operations commenced, through December 31, 2002. Our growth, in terms of 2003 total gaming transactions of $54,489,158, and net casino revenues of $1,007,427, sets the stage for what we feel we can accomplish in 2004. While the foregoing figures contrast approximately eight months of operations with almost 12 months of operations, average monthly gaming transactions for the year ending December 31, 2003 increased approximately 40% over the previous year, from $3,248,985 per month to $4,540,763 per month, and average monthly net casino revenues for the year ending December 31, 2003 increased approximately 42% over the previous year from $59,262 per month to $83,952 per month. Our relationship of revenue to handle increased to approximately 1.85% for the year ending December 31, 2003 from approximately 1.82% for the year ending December 31, 2002. Notwithstanding the foregoing, past performance and trends can never serve as an indication of our future performance and we cannot be assured that our growth and growth rates regarding gaming transactions and net casino revenue will continue or that we will ever reach a level of profitability, given the many risks facing our operations, which include, but are not limited to, those risks associated with the governmental regulation of our operations and the fierce competition that we face.

         Our revenues are principally generated as a result of an agreement that provides for our administration of the online casino owned by a third party and sublicensing of online gaming software. Pursuant to the Equivest Agreement, we receive a fee equal to 95% of the revenue generated by the casino's online play plus reimbursement of certain expenses. We, in turn, pay out a percentage of that fee to our software provider/licensor.

         Despite our revenue growth on a year to year basis, we have never operated at a profit. We suffered operating losses of $1,977,043 for the year ending December 31, 2003 and $2,111,947 for the year ending December 31, 2002. We strive to control our ongoing expenses. However, our ongoing royalty and license fee expenses, which increased in the aggregate to $364,983 for the year ending December 31, 2003 from $84,756 for the same period of the prior year, are directly proportionate to our net casino revenues. The aforementioned royalty and license fees included license fees of $159,167 which were paid for, in part, upon the exercise of certain stock options by a vendor rather than cash. This fee was incurred in connection with an amendment to our software license agreement, which is more fully described in Footnote 8(B) to our financial statements. There were no comparable figures for the prior year and no related fee due the licensor should be incurred beyond July of 2004. While our license and royalty fees increase as our net casino revenues increase, our net casino revenues, in turn, are derived from aggressive marketing, advertising and commission expenses, which increased in the aggregate to $452,186 for the year ending December 31, 2003 from $247,432 for the prior year.

         While our marketing and software related expenses increased significantly, our amortization/depreciation, and bad debt expenses decreased significantly as we are no longer amortizing the gaming software that we use and have improved the management of our receivables. Amortization and depreciation expense decreased to $20,626 for the year ending December 31, 2003 from $82,732 for the same period of the prior year. Bad debt expense decreased to $108,072 for the year ending December 31, 2003 from $189,561 for the same period of the prior year.

         During the third calendar quarter of 2003, we initiated a new investor relations program and booked a one-time related expense of $50,000. This contrasts with a comparable $500,000 fee for the prior year. We do not anticipate that investor relations services will be outsourced during the year ending December 31, 2004, although no assurance can be given in this regard. During the calendar year ending December 31, 2003, AngelCiti and its officers and directors were named in a lawsuit alleging, among other things, that AngelCiti had improperly transmitted junk faxes. While AngelCiti vigorously denies any wrongdoing, it believes that it is in their best interest to settle the matter without admitting liability. We have accrued the contingent loss of $12,500 in connection with an expected future settlement. There were no comparable figures for the prior year related to this settlement expense.

         Legal and professional fees increased significantly to $122,310 for the year ending December 31, 2003 from $29,968 for the prior year. This increase is attributable to increased auditing expenses associated with the sale of our subsidiary. It is not anticipated that such charges will recur, although no assurance is given in this regard. Results for the year ending December 31, 2003 included $1,233,255 of consulting expenses. $939,400 of these expenses resulted from our payment to certain consultants with common shares of AngelCiti common stock that we owned. This transaction also resulted in our one-time recognition of a gain on investment totaling $939,239. There were no comparable figures for the previous year and we have no current plans to make payments to consultants with the AngelCiti shares that we own in the future. The balance of the consulting fees for the year ending December 31, 2003 were incurred in connection with AngelCiti's ongoing financing efforts and the payment of a monthly consulting fee to our president and CEO.

         Serious concerns do currently exist regarding our present overall financial position. While AngelCiti generates revenue and has repaid funds owed to an affiliated entity which had provided it with subleased office space, internet bandwidth, phone services, accounting, human resources, payroll, licensing and other services, its current revenues are insufficient to sustain its operations and it is dependent upon its ongoing financing efforts to remain a viable business.

         We have not incurred any research and development costs over the last two calendar years and do not expect to incur such expenses during the current calendar year. Nor do we expect to purchase or sell any significant equipment or other assets. We expect the number of employees to be used in connection with our operations to remain constant. However, should funds permit or otherwise become available to us, we would seek to increase our marketing staff.

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

         In the future, governments in the United States or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gaming. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gaming or subsequent regulation thereof.

         We are also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not in violation of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and the Senate Banking Committee. Both are expected to come to a full vote. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills, and both the House and Senate bills need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

         In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States' efforts to curtail online casino gaming and it is equally unclear as to whether the United States will appeal the World Trade Organization ruling.

         Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

         Since 2002, the Attorney General of the State of New York has been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States have threatened to prosecute, on charges of aiding and abetting, any businesses in the United States that provide advertising and financial services to Internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of Internet gambling.

         Worldwide is a sub-licensor of online gaming software and administers the online casino website owned by a third party. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with the owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Worldwide's sole customer owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

         Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that we do not believe that Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have never operated at a profit. However, as of December 31, 2003, we had cash and cash equivalents of $118,363 and had working capital of $8,237 at that date. Our cash position resulted from the ongoing offshore sale of AngelCiti securities. While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, AngelCiti raised $1,130,597 during the 2003 calendar year, net of commissions, pursuant to a Regulation S common stock offering, during the course of which it sold 73,858,655 of its post split restricted common shares. From January 1, 2004 though March 15, 2004, it sold 24,628,304 of said shares and raised net proceeds of $278,012, after deducting all broker commissions and/or concessions.

         Some shares that had been sold pursuant to this Regulation S offering carry registration rights that require AngelCiti to include all or a portion of these shares in any registration statement that it files with the US Securities and Exchange Commission under certain circumstances. Additionally, throughout most of the year ending December 31, 2003, our working capital needs had been funded by loans from Baroda. These loans had been paid in full from proceeds raised from AngelCiti's ongoing Regulation S offering. No assurance can be given that Baroda will make loans to us in the future should we need them.

         Until we can sufficiently grow our revenues, we will be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding resulting from the efforts of those parties with whom we have contracted. During the fourth calendar quarter of 2003, AngelCiti entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to AngelCiti. Moreover, we cannot be certain that the lender has or will have available funds to loan.. Our obligations under the Loan Agreement are to be secured by 49,020 shares of AngelCiti's Series B Convertible Preferred shares. Upon the uncured default of AngelCiti's obligations to this lender, these shares, if fully converted into AngelCiti common shares, would represent 1,176,480,000 of AngelCiti's common shares and would provide the lender with voting control of AngelCiti's management and its business.

         The Loan Agreement, by its terms, prohibits AngelCiti from issuing any additional shares, including those that it has been issuing pursuant to its Regulation S offering, without the lender's consent. It requires AngelCiti to, among other things, increase its authorized capital, register underlying common stock that would be issued to the lender in connection with its exercise of certain warrants, and pay the lender an origination fee equal to 10% of each advanced draw. The foregoing terms are severe and costly and may have an adverse effect on AngelCiti's ability to repay the loan and prevent a change in control of its management. Moreover, the loan subjects AngelCiti to certain affirmative and negative covenants, which if violated, would give rise to a default under the Loan Agreement and possible change in control of AngelCiti's management and business.

         Our success and the success of our subsidiaries will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations from our respective operations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

         We believe that we and our subsidiaries will have sufficient cash on hand to remain in business over the next six month period. While we are hopeful that Worldwide's on-line gaming operations will generate positive cash flow by the second half of 2004, we cannot be certain that it can do so within this time frame, if at all. To the extent that it cannot do so, we will be required to rely upon funds that AngelCiti has raised, as well as additional financing to continue our operations. If the funds that AngelCiti has raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

FUTURE EXPENDITURES

         Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating sufficient net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

Item 7.  Financial Statements and Supplementary Data.

         Our financial statements appear on pages F-1 to F-27


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On August 5, 2002, we changed our auditors from Chisholm and Associates, LLP to Salberg & Co., P.A. Notice of this change was filed with the Securities and Exchange Commission on Form 8-K/A on August 13, 2002. There were no disagreements with our prior auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. Our prior auditors confirmed that there were no such disagreements in a letter that was made an exhibit to our 8-K filing. Salberg & Co., P.A. is located at 20283 State Road 7, Suite 109, Boca Raton, FL 33498.

Item 8A. Controls and Procedures

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Except as set forth below, there were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         During the fourth quarter of last year, AngelCiti inadvertently made approximately $18,000 of payments for the benefit of Baroda. These payments were repaid to AngelCiti by Baroda in full shortly after they were made. As Baroda is controlled by George Gutierrez, president and a director of AngelCiti, these payments may have been made in violation of Section 402 of the Sarbanes Oxley Act of 2002 and Section 13(k) of the Exchange Act as said provisions make it unlawful for any issuer, directly or indirectly, to extend or maintain credit in the form of a personal loan to or for any director or executive officer of that issuer. The incident had been brought to the attention of the AngelCiti after the effects of the potential violation had been reversed. AngelCiti has been advised to employ procedures designed to ensure that no potential violations of this type occur in the future and has implemented the same.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON

         The following table sets forth the ages and positions held by our executive officers, directors and control persons:

NAME                       AGE              POSITIONS HELD
------------------------------------------------------------------------------
Larry S. Hartman(1)         38              Director, Chief Executive Officer,
                                            President, Treasurer (CFO)
                                            and Secretary of Omega
Carl R. Ceragno(1)          57              Director of Omega
George Gutierrez (1)        40              CEO, President and
                                            Director of AngelCiti
Dean Ward(1)                39              CFO, Treasurer, Secretary and
                                            Director of AngelCiti

----------
(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors have been elected and have accepted their positions. Directors are elected for one-year terms.

         Lawrence S. Hartman. Lawrence S. Hartman has served as our Chief Executive Officer, Chairman of the Board of Directors and Secretary since May 14, 1999. Mr. Hartman expanded his duties to serve as our president, treasurer and chief financial officer as well, since December 1, 2001. Mr. Hartman's daily activities include supervising development of online casino activities, meeting and speaking with potential business affiliates, working with our legal counsel, accountants, and auditors, and general corporate administration. Mr. Hartman currently devotes approximately 30 hours per week towards our operations. Since

May of 1999, Mr. Hartman has served as a director and Vice President-Corporate Counsel of Communications Research, Inc., a New Jersey based systems integration and video conferencing design company ("CRI"). Mr. Hartman does not devote his full time efforts to the affairs of CRI. Rather, he provides his time to CRI on an "as needed" basis, which has historically represented approximately 5% of his time. Mr. Hartman devotes the remainder of his time offering consulting services to development stage companies. From March of 1998 to June of 1999, Mr. Hartman had served as a senior manager, investment banking, for the Ocwen Federal Bank, where his responsibilities were devoted towards real estate asset management. From January 1996 to March of 1998, Mr. Hartman served as Vice President, secretary and general counsel with Tarragon Realty Advisors, a real estate investment trust. From January of 1994 until January of 1996, Mr. Hartman was employed as an associate attorney with the law firm of Coudert Brothers, where his area of practice was limited to real estate and corporate law.

         Mr. Hartman earned a Bachelor of Arts degree from Albany University in May of 1987. He earned his Juris Doctor degree from Columbia Law School in May of 1990. Mr. Hartman is currently licensed to practice law in the State of New York.

         Carl R. Ceragno. Mr. Ceragno has served as our director since July 30, 1999. He has been president and chief executive officer of CRI since 1989. His responsibilities include system design engineering, project management, sales and technical proposal preparation. From May 1997 through May 1999, Mr. Ceragno also served as president of Visual Telephone International, Inc., a publicly traded company that had been the parent company of CRI. From July 1969 through June of 1992, Mr. Ceragno served as a studio engineer, project engineer, chief engineer, and ultimately vice president of engineering for Tele-Measurements, Inc., an A/V systems integration business located in Clifton, New Jersey. [We need a questionnaire for Carl]

         Mr. Ceragno received a bachelor of sciences degree in May of 1969 from Emerson College, Boston, MA. At graduation, he was honored by receiving the departmental award for excellence and service to the Emerson College broadcasting department.

         Mr. Ceragno has given numerous network design and video conferencing lectures, has taught technical classes at Emerson College and has authored numerous lectures regarding telecommunications technology and integration.

         George Gutierrez. Mr. Gutierrez has served as AngelCiti's chief executive officer, president and director since January 20, 2003. He has served as president of Commercial LT Baroda, SA since April of 1998. Baroda is a data processing company in the gaming industry, providing call center set-up, 24-hour customer service, and general operations management. Mr. Gutierrez is responsible for general operations of Baroda as its senior executive officer. Mr. Gutierrez has served as the CEO of Kailuamana SA, a company, which provides investment banking services to Latin clientele, since November 1999. Kailuamana, SA is a principal shareholder of Omega. Since April of 2001, Mr. Gutierrez has served as the president of First National Consulting Inc., a Belize corporation ("FNC") that processes online gaming transactions. FNC was acquired by us in September of 2003. Mr. Gutierrez has served as President of Worldwide since its inception.

         Dean Ward. Mr. Ward has served as AngelCiti's chief financial officer, secretary, treasurer and director since January 20, 2003. He has served as the treasurer of Baroda since April of 1998. Mr. Ward handles the day-to-day money management and accounting functions for Baroda. From January of 2001 through March of 2002, he also served as President of Capital Holdings Group Worldwide Limited ("Capital"), an investment group, handling its day-to-day operations. Capital was and continues to be a stockholder of Omega.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company is not subject to the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         However, AngelCiti is subject to the provisions of Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires AngelCiti's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish AngelCiti with copies of all Section 16(a) forms filed by such reporting persons.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to AngelCiti and on representations that reports required to be filed have been filed, George Gutierrez and Dean Ward, our executive officers and directors, have not filed their Forms 3, 4 and/or 5 in a timely manner. However, as of the date of this Report, said filings have been made.

AUDIT COMMITTEE FINANCIAL EXPERT

         Given our limited operations and resources, and the limited size of our management team, neither we nor AngelCiti have an audit committee or an audit committee financial expert. At such time as our respective operations and financial resources permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon. However, we cannot be certain that we will ever have the resources required to do so.

CODE OF ETHICS

         As of the date of this Report, neither we nor AngelCiti has adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so given the extremely limited size of our respective management teams and limited ongoing operations. To the extent that our operations increase and we expand our respective management teams, it is anticipated that we would adopt such a code of ethics at that time.

INDEMNIFICATION AND LIMITS OF LIABILITY

         Our Articles of Incorporation and Bylaws, as amended, provide for the indemnification of our officers, directors and agents to the fullest extent allowed by Nevada law. However, no such indemnification is permitted if it would be contrary to applicable law, as a matter of public policy or if contrary to federal or state securities laws.

         AngelCiti's Articles of Incorporation, as amended, limit the personal liability of its officers and directors from the claims of AngelCiti or its shareholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer provided, however, that such liability is not limited for acts or omissions involving intentional misconduct, fraud or a knowing violation of the law, or the payment of dividends in violation of Section 78.300, Nevada Revised Statutes.

         AngelCiti's Bylaws provide that any person serving as its officer or director or was serving at the request or for the benefit of AngelCiti as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permitted under Nevada law against all expenses, liability and loss (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by said person in connection therewith.

Item 10. Executive Compensation

         We paid an annual salary of $52,800 to Mr. Hartman as well as a non-accountable expense allowance to reimburse his reasonable out-of-pocket expenses incurred on our behalf, up through January 20, 2003. Mr. Hartman had not been employed pursuant to the terms of an employment agreement and has been free to compete with us once his employment with us was terminated. As of January 20, 2003, Mr. Hartman receives no compensation from us of any kind other than the reimbursement of his expenses associated with his attendance of board of director's meetings. However, AngelCiti pays Mr. Hartman a monthly consulting fee of $5,000 which had been increased from $4,166 and $4,400, pursuant to the terms of a one year oral consulting agreement that renews automatically for successive one year terms unless terminated by either Mr. Hartman or AngelCiti within 60 days of the end of each one year term. We do not currently have any employee incentive stock option plan.

         Messrs. Gutierrez and Ward were not paid a salary by AngelCiti during the year ending December 31, 2003. However, they may be paid a salary in the future should AngelCiti's operations and cash flow permit.

         The following table sets forth the compensation of our sole officer and executive officers of AngelCiti for the last three (3) fiscal years:

                                       ANNUAL COMPENSATION           LONG TERM COMPENSATION
NAME AND                               -------------------     ---------------------------------
PRINCIPAL POSITION              YEAR   SALARY(1)    BONUS       OTHER(2)    STOCK   SAR's   LTIP   OTHER
------------------              ----   ---------   -------     ----------   -----   -----   ----   -----
Lawrence S. Hartman
CEO, CFO and secretary          2001   $  50,000     $0.00          $0.00   $0.00   $0.00   $0.00  $0.00
of Omega                        2002   $  52,800     $0.00          $0.00   $0.00   $0.00   $0.00  $0.00
                                2003   $     -0-     $0.00     $55,200.00   $0.00   $0.00   $0.00  $0.00

Brian Hurley - CEO, CFO         2001   $ 163,000     $0.00          $0.00   $0.00   $0.00   $0.00  $0.00
and secretary of AngelCiti      2002   $     -0-     $0.00          $0.00   $0.00   $0.00   $0.00  $0.00

Georgios Polyhronopoulos -
CEO/president                   2002   $     -0-   $11,320(3)       $0.00   $0.00   $0.00   $0.00  $0.00

George Gutierrez, CEO and
president of AngelCiti (4)(5)   2003   $     -0-     $0.00          $0.00   $0.00   $0.00   $0.00  $0.00

Dean Ward, CFO and vice
president of AngelCiti (4)(5)   2003   $     -0-     $0.00          $0.00   $0.00   $0.00   $0.00  $0.00

----------
(1) At December 31, 2001, amounts due Mr. Hartman for deferred compensation were $36,260, all of which had subsequently been forgiven. No salary was deferred during 2002.
(2) Does not include loans made to Mr. Hartman or a non-accountable expense allowance payable to Mr. Hartman. The non-accountable expense allowance serves as reimbursement of personal funds expended for business purposes. Mr. Hartman's other compensation for 2003 was paid by AngelCiti.
(3) Represents $11,320 of management fees paid to Mr. Polyhronopoulos during 2002.
(4) Does not include compensation payable to Baroda pursuant to the Sublease Agreement entered into between Worldwide and Baroda. Baroda is controlled by Messrs. Gutierrez and Ward.
(5) Does not include 12,000,000 post-split restricted shares of AngelCiti common stock that Omega had paid to a company controlled by Mr. Gutierrez or 12,000,000 post-split restricted shares of AngelCiti common stock that Omega had paid to a company controlled by Mr. Ward.

TERMS OF OFFICE

         Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTOR'S COMPENSATION

         No compensation has been paid to inside directors for service in such capacity in the past. Each independent director receives 200,000 shares of stock upon appointment to the board (after reflecting an 8:1 forward stock split effective as of November 10, 2000), receives annual compensation in the form of 40,000 shares (post split), and may be reimbursed for expenses incurred in connection with attendance at Board and committee meetings. Notwithstanding the foregoing, we did not issue outside directors any shares as compensation during 2001, 2002 or 2003. At such time as the Board of Directors deems appropriate, we intend to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2003, we had 24,566,333 common shares issued and outstanding. The following table sets forth the ownership, as of December 31, 2003, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our officers and directors, and all of our executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.

                                                                   PERCENTAGE OF
TITLE OF                                             NO. OF         OUTSTANDING
CLASS             NAME & ADDRESS                     SHARES            SHARES
--------------------------------------------------------------------------------
Common stock      Lawrence S. Hartman              9,040,000(1)         36.70%
                  9000 Sheridan Avenue
                  Suite 7
                  Pembroke Pines, FL 33204

Common stock      Carl R. Ceragno                    240,000             1.00%
                  67 Ramapo Valley Road
                  Mahwah, NJ 07430

Common stock      Wye & Whalsay Ltd.               2,000,000(2)          8.14%
                  Oficentro La Sabana
                  Edificio #1, Piso #3
                  San Jose, Costa Rica

Common stock      Kailuamana Corp., SA             2,500,000(2)         10.17%
                  Oficentro La Sabana
                  Edificio #1, Piso #3
                  San Jose, Costa Rica

Common Stock      Arnie Malenenko                  2,800,000             11.40%
                  2400 East Los Olas Blvd., #388
                  Ft. Lauderdale, FL 33301

All Officers and Directors as a Group
(2 Individuals)                                     9,280,000             37.7%

----------
(1) Excludes options issued to Mr. Hartman to purchase up to 4,000,000 shares of our common shares at a price of $1.00 per share.
(2) Wye & Whalsay, Ltd. is controlled by Dean Ward who is a principal of Baroda, the entity that has been our landlord and has permitted us to defer the payment of significant operating expenses. Kailuamana Corp., SA is controlled by George Gutierrez, who is also a principal of Baroda. Messrs. Gutierrez and Ward are executive officers and directors of AngelCiti.

CHANGES IN CONTROL

         There are currently no arrangements which would result in a change in control of our management. However, during the fourth calendar quarter of 2003, AngelCiti entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provided for a credit facility of up to $2,430,000 that could be distributed in one or more draws. The Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds to AngelCiti. AngelCiti's obligations under the Loan Agreement, once they draw the first dollar from this loan facility, will be secured by 49,020 shares of its Series B Convertible Preferred shares. Upon AngelCiti's uncured default of its obligations to this lender, the Lender would be entitled to take possession of all of the convertible preferred shares, which, if fully converted into AngelCiti's common shares, would represent 1,176,480,000 of said shares and provide the lender with voting control over AngelCiti's management and of its business. As of the date of this Report, AngelCiti has not drawn any funds from this credit facility and has delivered no collateral to the lender in connection therewith.

            The Loan Agreement, by its terms, prohibits AngelCiti from issuing any additional shares, including those that it has been issuing pursuant to its ongoing Regulation S offering, without the lender's consent. It requires AngelCiti to, among other things, increase its authorized capital, register underlying common stock that would be issued to the lender in connection with its exercise of certain warrants, and pay the lender an origination fee equal to 10% of each advanced draw. The foregoing terms are costly and may have an adverse effect on AngelCiti's ability to repay the loan and prevent a change in control of its management. Moreover, the loan subjects AngelCiti to certain affirmative and negative covenants, which, if violated, would give rise to a default under the Loan Agreement and possible change in control.


Item 12. Certain Relationships and Related Transactions.

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

         From the date of our inception through September 30, 2000, we paid Mr. Hartman an annual salary of $60,000 per year. However, to save cash, Mr. Hartman deferred $18,270 of his salary during 1999, $30,990 of his salary during the year 2000, and $25,000 of his salary during the 2001 calendar year. From October 1, 2000 through December 31, 2001, Mr. Hartman's salary was set at $50,000 plus a non-accountable expense allowance of $2,000 per month, to allow him to continue to market our business and our brand name. The non-accountable expense allowance was not considered salary for Mr. Hartman but was reimbursement for personal funds expended for business purposes. Additionally, from February 2000 to October, 2000, Mr. Hartman received an automobile allowance of $500 per month. For the fiscal year ending December 31, 2002, Mr. Hartman was paid a monthly salary of $4,400. Effective January 20, 2003, AngelCiti retained the services of Lawrence Hartman, our Chief Executive Officer, as a consultant, pursuant to the terms of a verbal one year agreement, for which Mr. Hartman was to be paid a fee of $4,166.67 per month. This monthly fee was increased to $4,400 and was again increased to $5,000 in September of 2003. This consulting agreement continues for a term of one year and renews automatically for successive one year terms unless terminated by either Mr. Hartman or AngelCiti within 60 days of the end of each one year term.

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

         As of September 15, 2000, we loaned CRI, a company controlled by Mr. Carl R. Ceragno, one of our directors, $6,500 pursuant to the terms of a promissory note that bears interest at the rate of eight percent per annum. Principal and interest was due on September 15, 2002 but has not been repaid as of the date of this Report. As of the date of this Report, we have taken no action to collect the outstanding balance of this loan and no assurance can be given that this loan and the interest that has accrued thereon will ever be repaid. As additional consideration for making this loan, CRI issued 50,000 shares of their common stock to us. This stock currently trades on the over the counter bulletin board under the symbol CRHI. It is thinly traded and its closing price as of April 7, 2004 was $0.05 per share. We cannot be certain that we will be able to liquidate these shares if we decide to do so.

         During July and August of 2002, Georgios Polyhronopoulos, AngelCiti's former president, loaned AngelCiti $1,220 to pay certain expenses. This loan was repaid along with interest accruing thereon at the rate of 10% per annum as of January 20, 2003. During the year ending December 31, 2002, AngelCiti paid Mr. Polyhronopoulos a total of $11,320 in management fees. A significant portion of the management fee was paid by AngelCiti to Mr. Polyhronopoulos out of loan proceeds that we received from RLG in October of 2002.

         On November 7, 2002, we entered into a Share Exchange Agreement with IChance International, Inc. ("IChance") to sell our wholly owned subsidiary Worldwide Management, Inc., for 21 million shares of IChance common stock, which constituted approximately 88% of its outstanding common shares. The transaction closed on January 20, 2003, on which date we changed our name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc. and IChance changed its name to AngelCiti Entertainment, Inc. At that time AngelCiti became our majority owned subsidiary

         After taking into account a 6:1 forward split of our common shares, we owned 126,000,000 shares of AngelCiti common shares. In July of 2003, we exchanged 80,000,000 of these shares for 12,000 shares of a newly created class of AngelCiti Series A preferred shares. In August of 2003 we exchanged an additional 29,000,000 common shares for another 2,000 AngelCiti Series A preferred shares. Each of the Series A Preferred Shares entitles us to 5,000 votes per share, thereby providing us with voting control of AngelCiti. As of April 17, 2003, we paid certain consultants with 53,680,000 post split shares of AngelCiti common shares that we owned. AngelCiti's common shares were subject to a 4:1 forward split in August of, 2003, after which we were left with 11,320,000 of its common shares and 14,000 of its Series A preferred shares. As of December 31, 2003, this left us with 291,000,000 votes with out of a total of 494,221,892 votes, or approximately 58.96% voting control.

         During the year ended December 31, 2003, we forgave $85,362 of inter-company accounts receivable due from AngelCiti. However, at December 31, 2003, we owed AngelCiti $9,078 for funds advanced to pay certain professional fees. This balance is expected to be offset against future inter-company activity in the form of certain expense reimbursements, during the first calendar quarter of 2004. In May of 2003, we contributed computer equipment to AngelCiti that AngelCiti uses to house its gaming software. This equipment had net book value of $17,939 at that date.

         We have entered into a verbal marketing agreement with AngelCiti, pursuant to which we are to promote the establishment of internet links with unrelated marketing affiliates designed to provide Equivest and other casino operators with whom we may do business with new players. Pursuant to this verbal agreement, we have agreed to charge AngelCiti from 2%-5% of all net casino winnings derived from players referred by the links that we have established following a trial period. The trial period has lapsed and it does not appear that we will earn any revenues as a result of this Agreement.

         Worldwide and Baroda, a company controlled by George Gutierrez and Dean Ward, executive officers and directors of AngelCiti, had entered into a Commercial Sublease and Service agreement with Baroda (the "Sublease") that required Worldwide to, among other things, pay Baroda no more than base rent of $6,000 per month, $2,000 per month for phone service, bandwidth usage at the rate of $12,000 per month, general accounting services at a rate of $2,500 per month, human resources services at a rate of $1,500 per month, as well as employment service usage on an as-needed basis at rates ranging from $900 per month to $3,000 per month Baroda had permitted Worldwide to defer payments due under the Sublease. During the year ending December 31, 2003, we repaid Baroda $324,356 of deferred Sublease payments, leaving a year-end balance of $4,435 which was repaid in full in January of 2004. Following Worldwide's relocation to smaller space in Costa Rica, Worldwide's base rent payable to Baroda was reduced to $400 per month. Assuming Worldwide's employment service usage does not materially increase, its ongoing monthly payments to Baroda should be less than the monthly amounts that it had paid during the course of 2003. However, no assurance is given that this will be the case. Additionally, Worldwide paid Baroda a fee of $12,500 per month for the months of December 2002, January 2003 and February 2003 for marketing services rendered to Worldwide, designed to draw betting traffic to Equivest URL's, pursuant to the terms of a written agreement that expired on October 31, 2003. This agreement was not renewed.

         During the fourth calendar quarter of 2003, AngelCiti inadvertently made $18,549 of payments for the benefit of Baroda. These payments were repaid to AngelCiti in full shortly after they were made. As Baroda is controlled by George Gutierrez, AngelCiti's president and one of its directors, these payments may have been made in violation of Section 402 of the Sarbanes Oxley Act of 2002 and Section 13(k) of the Exchange Act as said provisions make it unlawful for any issuer, directly or indirectly, to extend or maintain credit in the form of a personal loan to or for any director or executive officer of that issuer.

         Kailuamana Corp., SA ("Kailuamana"), an entity that is controlled by George Gutierrez, president and a director of AngelCiti, currently owns 2,500,000 or 10.17% of our outstanding common shares that it received from us in connection with an investment banking agreement that it entered into with us in February of 2000. Together with Wye & Whalsay, Ltd. ("W&W"), a company controlled by Dean Ward, who serves as vice president and a director of AngelCiti, Kailuamana owns approximately 19% of our issued and outstanding common shares.

         October 9, 2002, AngelCiti borrowed $25,000 from RLG Alliance Group, SA, ("RLG") a company controlled by our current president, George Gutierrez, pursuant to the terms of a non-interest bearing six month promissory note. This note had been extended for another six months and was secured by 500,000 of our pre-split common shares. This loan was repaid in full in December of 2003.

         On September 30, 2003, AngelCiti acquired 100% of First National Consulting Inc., a Belize corporation that had been processing the gaming transactions that AngelCiti had administered ("FNC"), from George Gutierrez, in exchange for nominal consideration. At the time of the transaction, Mr. Gutierrez had served as president of FNC and AngelCiti, and continues to do so.

         W&W, an entity controlled by Dean Ward, vice president and director of AngelCiti, currently owns 2,000,000 or 8.14% of our outstanding common shares that it received from us in connection with his subscription for our shares in January of 2000. Together with Kailuamana, a company controlled by George Gutierrez, who serves as president and a director of AngelCiti, W&W owns approximately 19% of our issued and outstanding shares.

         As of April 17, 2003, we paid certain consultants with shares of AngelCiti common shares that we owned. Of these shares, 12,000,000 post split shares were paid to Kailuamana, which is controlled by George Gutierrez, president and a director of AngelCiti, and 12,000,000 post split shares were paid to W&W, which is controlled by Dean Ward, vice president and a director of AngelCiti.

         In April of 2002, Dean Ward, vice president and a director of AngelCiti, made a contribution of $16,000 to us, which had been treated for accounting purposes as contributed capital.

         In May of 2003 we settled a note payable totaling $154,023 with Arnie Malenenko, a shareholder owning approximately 11.4% of our issued and outstanding common shares. In connection with this settlement, we paid Mr. Malenenko 3,000,000 post split restricted shares of AngelCiti common stock

Item 13. Exhibits and Reports on Form 8-K; Supplemental Information

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2. Financial Statement Schedules - None

         3. Exhibits:

Exhibit No.                Description
-----------                -----------
   2.1            Share Exchange Agreement with IChance International, Inc.**
   3.1            Articles of Incorporation, as amended*
   3.2            Bylaws, as amended*
  16.1            Letter on Change in Certifying Accountant***
  21.1            Names of Subsidiaries
  23.1            Consent of Farber & Klein
                  (included in the opinion of Farber & Klein)*
  31.1            Rule 13a-14(a)/15d-14(a) Certification of Lawrence Hartman
  32.1 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001
**  Included in Form 8-K filed on November 18, 2002
*** Included in Form 8-K filed on August 13, 2002.

         (b) Reports on Form 8-K

         Incorporated by reference.

         8-K      filed on August 13, 2002
         8-K      filed on November 18, 2002
         8-K      filed on January 29, 2003

         (c) Supplemental Information

         The Company does not distribute proxy statements or annual reports to its shareholders.


Item 14. Principal Accountant Fees and Services

Audit Fees. We were billed for and paid our current auditors, Salberg & Company $92,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of the consolidated financial statements included in our Forms 10-QSB for the 2003 calendar year. Of this sum, $77,000 was attributable to AngelCiti and $15,000 was attributable to Omega Ventures, Inc We were billed for and paid our current auditors, Salberg & Company $69,500 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2002 calendar year. Of this sum, $14,500 was attributable to AngelCiti and $55,000 was attributable to Omega Ventures, Inc.

Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2003 and 2002 calendar year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2003 and December 31, 2002.

All Other Fees. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar years ending December 31, 2003 and December 31, 2002

Audit Committee Pre-Approval Polices. We do not have an audit committee. As such, we have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OMEGA VENTURES, INC.

Dated: April 14, 2003              By: /s/ Lawrence Hartman
                                       -----------------------------------------
                                       Lawrence Hartman, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature              Title                             Date
     ---------              -----                             ----

/s/ Lawrence Hartman
------------------------    Director and Chief Financial      April 14, 2004
Lawrence Hartman            Officer


/s/ Carl Ceragno            Director                          April 14, 2004
------------------------
Carl Ceragno

                      Omega Ventures, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2003

                      Omega Ventures, Inc. and Subsidiaries

                                    Contents

                                                                         Page(s)
                                                                         ------
Independent Auditors' Report                                               F-2

Consolidated Balance Sheet                                                 F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)     F-5

Consolidated Statements of Cash Flows                                     F-6-7

Notes to Consolidated Financial Statements                                F-8-27

                          Independent Auditors' Report


To the Board of Directors of:
    Omega Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Omega Ventures, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Omega Ventures, Inc. and Subsidiaries as of December 31, 2003, and the results of its operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has a net loss of $856,433 and net cash used in operations of $737,959 for the year ended December 31, 2003, and an accumulated deficit of $4,247,856 at December 31, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 3, 2004

                      Omega Ventures, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                               December 31, 2003

                                   ASSETS

Current Assets
  Cash                                                              $   118,363
  Loan receivable - related party                                        18,549
  Prepaid and other assets                                                7,532
                                                                    -----------
Total Current Assets                                                    144,444
                                                                    -----------

Equipment, net                                                           14,672
                                                                    -----------

Total Assets                                                        $   159,116
                                                                    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $    22,380
  Loan payable - related party                                            4,435
  Accrued royalty payable                                                21,049
  Customer deposits                                                      30,806
  Payouts due                                                            15,445
  Payroll taxes payable                                                   4,993
  Note payable                                                           23,960
  Accrued interest payable                                                  639
  Settlement payable                                                     12,500
                                                                    -----------
Total Current Liabilities                                               136,207
                                                                    -----------

Stockholders' Equity
  Common stock, $0.01 par value, 60,000,000 shares authorized
      24,566,333 shares issued and outstanding                          245,663
  Additional paid in capital                                          4,190,154
  Accumulated deficit                                                (4,247,856)
                                                                    -----------
                                                                        187,961
                                                                    -----------
  Less:  Deferred license fee                                          (138,333)
  Less:  Stock subscription receivable (2,496,548 shares)               (26,719)
                                                                    -----------
Total Stockholders' Equity                                               22,909
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $   159,116
                                                                    ===========

           See accompanying notes to consolidated financial statements

                      Omega Ventures, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                      Year ended December 31,
                                                       2003            2002
                                                   ------------    ------------

Casino Revenues, net                               $  1,007,427    $    474,098
                                                   ------------    ------------

Operating Expenses
Amortization and Depreciation                            20,626          82,732
Affiliate Commission                                    194,037          94,024
Bad debts                                               108,072         189,561
Consulting                                            1,233,255         540,265
Royalty                                                 205,816          84,756
Marketing                                               220,528          70,500
Advertising                                              37,621          82,908
Legal & Professional fees                               122,310          29,968
Rent                                                     66,549          64,830
Amortization of license fee                             159,167            --
Investor Relations                                       50,000         500,000
Loss on Stock Rescission                                   --            70,257
Website Maintenance                                        --           300,000
Settlement Expense                                       12,500            --
General and Administrative                              553,989         476,244
                                                   ------------    ------------
Total Operating Expenses                              2,984,470       2,586,045
                                                   ------------    ------------

Loss from Operations                                 (1,977,043)     (2,111,947)
                                                   ------------    ------------

Other Income (Expense)
Interest income                                             655          55,783
Other income                                             32,576          62,746
Interest expense                                         (3,666)         (2,924)
Other expense                                            (2,127)         (2,366)
Gain on investment                                      939,239            --
Gain on debt settlement - related party                 153,933            --
Loss on sale of available for sale
 marketable securities                                     --           (50,904)
Loss on impairment of available for
  sale securities                                          --          (102,000)
                                                   ------------    ------------
Total Other Income (Expense), net                     1,120,610         (39,665)
                                                   ------------    ------------

Net Loss                                           $   (856,433)   $ (2,151,612)
                                                   ============    ============

Net Loss Per Share - Basic and Diluted             $      (0.03)   $      (0.09)
                                                   ============    ============

Weighted average number of shares outstanding
           during the year - basic and diluted       24,566,333      24,566,333
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                      Omega Ventures, Inc. and Subsidiaries
            Statement of Changes in Stockholders' Equity (Deficiency)
                     Years ended December 31, 2003 and 2002


                                               Common Stock         Additional
                                         ------------------------   Paid - in   Accumulated    Deferred   Subscription
                                           Shares        Amount      Capital      Deficit     License Fee  Receivable      Total
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------
Balance, December 31, 2001                59,238,200  $   592,382  $ 3,290,736  $(1,239,811)  $      --    $      --    $ 2,643,307

Donated common shares                       (640,000)      (6,400)       6,400         --            --           --           --

Cancellation of shares -
  related parties                        (33,360,000)    (333,600)     278,156         --            --           --        (55,444)

Abandonment of property and
  equipment - related party                     --           --        (10,715)        --            --           --        (10,715)

Contributed capital                             --           --         16,000         --            --           --         16,000

Deferred license fees                           --           --        297,500         --        (297,500)        --           --

Rescission of shares and
  cancellation of notes receivable        (1,236,667)     (12,367)  (1,224,300)        --            --           --     (1,236,667)

Stock issued for cash                        564,800        5,648      276,752         --            --           --        282,400

Net loss, 2002                                  --           --           --     (2,151,612)         --           --     (2,151,612)
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------

Balance, December 31, 2002                24,566,333      245,663    2,930,529   (3,391,423)     (297,500)        --       (512,731)

Recapitalization - net equity in
  subsidiary                                    --           --        (27,730)        --            --           --        (27,730)

Debt forgiveness, related party                 --           --         25,050         --            --           --         25,050

Cancellation of common stock in
  subsidiary                                    --           --              4         --            --           --              4

Capital contribution                            --           --            250         --            --           --            250

Capital raised in subsidiary, net
  of $137,482 in offering costs                 --           --      1,157,316         --            --        (26,719)   1,130,597

Amortization of deferred license fee
 in subsidiary                                  --           --           --           --         159,167         --        159,167

Stock issued for services in subsidiary         --           --         40,000         --            --           --         40,000

Stock options exercised in connection
  with accrued royalty payment to
  software vendor in subsidiary                 --           --         64,735         --            --           --         64,735

Net Loss, 2003                                  --           --           --       (856,433)         --           --       (856,433)
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------

Balance, December 31, 2003                24,566,333  $   245,663  $ 4,190,154  $(4,247,856)  $  (138,333) $   (26,719) $    22,909
                                         ===========  ===========  ===========  ===========   ===========  ===========  ===========

           See accompanying notes to consolidated financial statements

                    Omega Ventures, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                        Year ended December 31,
                                                         2003           2002
                                                     -----------    -----------
Cash Flows from Operating Activities:
Net loss                                             $  (856,433)   $(2,151,612)
Adjustments to reconcile net loss to net
      cash used in operating activities:
Amortization                                              15,026         75,004
Depreciation                                               5,600          7,728
Bad debts                                                108,072        189,561
Stock based expenses                                      40,000           --
Amortization of deferred consulting,
  investor relations and website
  maintenance expenses                                      --        1,300,000
Loss on stock rescission                                    --           70,257
Loss on sales of available for sale
  marketable securities                                     --           26,649
Loss on impairment of marketable securities                 --          102,000
Interest income from cancelled notes receivable             --          (58,061)
Amortization of deferred license fees                    159,167           --
Gain on investment                                      (939,239)          --
Consulting expenses                                      939,400           --
Gain on debt settlement, related party                  (153,933)          --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                   (102,838)      (188,295)
  Prepaid and other assets                                (7,243)        10,651
Increase (decrease) in:
  Accounts payable and accrued liabilities                 1,926        113,206
  Accrued royalty payable                                 54,552           --
  Accrued interest payable                                   639           --
  Accrued interest payable - related party                 1,217           --
  Customer deposits and payouts due                       (6,283)          --
  Payroll taxes payable                                   (2,564)          --
  Settlement Payable                                      12,500           --
  Net liabilities from discontinued operations            (2,755)
  Other                                                   (4,770)          --
                                                     -----------    -----------
Net Cash Used in Operating Activities                   (737,959)      (502,912)
                                                     -----------    -----------

Cash Flows from Investing Activities:
  Loan receivable - related party                        (18,549)          --
  Cash acquired from acquisition                              75           --
  Purchase of property and equipment                        --          (28,000)
  Purchase of software                                      --          (90,030)
  Proceeds from sale of available for
    sale securities                                         --           37,783
                                                     -----------    -----------
Net Cash Used in Investing Activities                    (18,474)       (80,247)
                                                     -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock,
    net of offering costs                              1,130,597        282,400
  Contributed capital                                       --           16,000
  Proceeds from note payable                              23,960           --
  Proceeds from loan payable - related party                --          328,791
  Repayment of loan payable - related party             (324,356)          --
                                                     -----------    -----------
Net Cash Provided by Financing Activities                830,201        627,191
                                                     -----------    -----------

Net Increase in Cash                                 $    73,768    $    44,032

Cash at Beginning of Period                               44,595            563
                                                     -----------    -----------

Cash at End of Period                                $   118,363    $    44,595
                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                        $     9,091    $      --
                                                     ===========    ===========
     Taxes                                           $      --      $      --
                                                     ===========    ===========

           See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2003


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no non-cash investing and financing transactions to report for Omega for the year ended December 31, 2003. All transactions listed below refer to the Company's majority-owned subsidiary and issuer, AngelCiti:

On March 4, 2003, the Company issued 2,400,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000. (See Notes 5 and 11(B))

In May 2003, a shareholder contributed 16,000 shares of common stock having a fair value of $4.

On July 1, 2003, the Company issued 12,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 320,000,000 shares of its common stock held by Omega.

On August 15, 2003, the Company issued 2,000 shares of preferred stock, Series A, in exchange for the return, cancellation, and retirement of 116,000,000 shares of its common stock held by Omega.

On December 11, 2003, the Company issued 2,496,548 shares of common stock in exchange for a stock subscription receivable of $26,719. The subscription was received in full in January 2004. (See Notes 11(B) and 16 (C))

During the year ended December 31, 2003, Omega forgave $85,362 of intercompany accounts receivable from AngelCiti. (See Note 12)

During the year ended December 31, 2003, the Company issued 1,819,237 shares of common stock upon exercise of stock options held by software vendor in connection with the settlement of accrued royalty payments to that vendor. The exercise price and fair value of that transaction was $64,735. (See Note 8(B))

During 2003, the Company had certain liabilities owed to its landlord, a related party, that were forgiven totaling $25,050. The forgiveness was treated as a contribution of capital (See Notes 11(D) and 12).


           See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. (F/K/A AngelCiti Entertainment, Inc.) ("Omega") was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. The Company sold its subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, ("Worldwide") to AngelCiti Entertainment, Inc. f/k/s iChance International, Inc. ("AngelCiti") in January 2003. The transaction was accounted for as a recapitalization of Omega, reducing its voting interest in Worldwide to 88% at that time (59% at December 31, 2003).

         Pursuant to SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries", Omega, although it does not have common stock ownership exceeding 50% of AngelCiti outstanding common stock (only 5% control through common stock ownership), Omega holds AngelCiti Series A, voting preferred stock, that by the stated rights of the voting privileges, Omega has voting control.

         Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti Entertainment, Inc., Worldwide Management, S.A. and First National Consulting, Inc. ("FNC"), herein are collectively referred to as the "Company."

         AngelCiti Entertainment, Inc.'s subsidiary, Worldwide Management, was incorporated in Costa Rica in 2002, and acquired by AngelCiti on January 20, 2003. The transaction was accounted for as a recapitalization of Worldwide. (See Note 11(A)) AngelCiti acquired FNC, a Belize Corporation, and related party in September 2003 (see Note
         13).

         Omega's operating focus is online marketing and it operates a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. The Company has not generated any revenues from this business through December 31, 2003.

         The Company's majority owned subsidiary is a software licensor and administers software-based games of chance through the Internet. The Company uses state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 6(B)).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti, Worldwide and FNC. All significant intercompany accounts and transactions have been eliminated in consolidation.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         (C) USE OF ESTIMATES

         In preparing the consolidate financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and revenues and expenses during the period presented. Actual results may differ from these estimates.

         Significant estimates in 2003 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, amortization period on prepaid license fees, depreciable lives on equipment and valuation of stock based expenses.

         (D) CASH EQUIVALENTS

         For the purpose of the consolidated cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) EQUIPMENT

         Equipment is stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related assets of five years.

         (F) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amounts is reduced to fair value and an impairment loss is recognized. There were no impairment charges during the year ended December 31, 2003.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         (G) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

         (H) REVENUE RECOGNITION

         Following the guidance of Staff Accounting Bulletin No. 101 and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $ 54,489,158 for the year ended December 31, 2003. The relationship of net casino revenues to handle ("hold percentage") was 1.85% for the year ended December 31, 2003.

         (I) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2003 and 2002 were $37,621 and $82,908, respectively.

         (J) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (K) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (L) RECLASSIFICATIONS

         Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 consolidated presentation.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         (M) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including; loan receivable - related party, accounts payable, loan payable - related party, and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

         (N) ACCOUNTING FOR THE SALE OF SUBSIDIARY STOCK

         The Company recognizes sales of its subsidiary's unissued capital stock for proceeds in excess of its investment as capital.

         The Company recognizes the sale or exchange of its subsidiary's issued shares held by the Parent as gains or losses in operations, as applicable.

         (O) NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.
          The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 2   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of December 31, 2003.

During the year ended December 31, 2003, the Company recorded a bad debt expense for the holdback of $ 108,072.

Accounts receivable with credit card processors at December 31, 2003 was as follows:

          Accounts receivable                     $    153,763
          Allowance for chargebacks                   (153,763)
                                                  ------------
          ACCOUNTS RECEIVABLE, NET                $       -
                                                  ============

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3   LOAN RECEIVABLE - RELATED PARTY

At December 31, 2003, the Company's Subsidiary (Worldwide) had a loan receivable of $18,549 from its landlord, a related party due to the landlord being owned and operated by the Company's President. (See Notes 12 and 16) The loan is non-interest bearing, unsecured and due on demand. Section 402 of the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley") and Section 13(k) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") make it "unlawful for any issuer, directly or indirectly...to extend or maintain credit...in the form of a personal loan to or for any director or executive officer of that issuer." Worldwide's payments made for the benefit of its landlord may constitute a violation of the aforementioned laws. As the payments do not represent a personal loan to the president in the strict sense, the payments may not constitute a violation of the aforementioned laws. Nonetheless, as a potential violation may have occurred, Section 307 of Sarbanes Oxley requires notification of this issue. As the loan has already been repaid in January 2004 (See Note 16) and the effects of the potential violation have been reversed, no further action on the part of the Company is required, other than to employ procedures designed to ensure that no violations of this type occur in the future.

NOTE 4   EQUIPMENT

Equipment at December 31, 2003 is as follows:

         Computer equipment                                        $     28,000
         Less: accumulated depreciation                                  (5,600)
         Less: accumulated depreciation on contributed
         equipment (see Note 11(F))                                      (7,728)
                                                                   ------------
         Equipment, net                                            $     14,672
                                                                   ============

Depreciation expense for the years ended December 31, 2003 and 2002 were $5,600 and $0, respectively.

NOTE 5  DEFERRED EXPENSES

On March 4, 2003, AngelCiti entered into a six-month financial consulting agreement with Marlin International Venture Capital, LLC ("Marlin") to provide business and financial consulting services. Under the terms of the agreement, Marlin received a fee of $110,000 upon execution of the agreement. In addition, Marlin received 2,400,000 shares of AngelCiti's common stock. The common stock issued for consulting fees pursuant to the March 4, 2003 agreement had a fair value of $0.017 per share totaling $40,000 based on the recent cash offering price at that time. In addition, Marlin would be entitled to a percentage of all amounts raised under debt or equity arrangements. As of the December 31, 2003, the $110,000 fee had been paid in full. Total fees of $110,000 and $40,000 were recognized ratably over the agreement term.

For the year ended December 31, 2003, the Company recognized consulting expenses aggregating $150,000. Of this total, $58,333 and $ 91,667 related to expense recognition for deferred consulting fees (assets) and deferred consulting fees (equity), respectively.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 6   COMMITMENTS AND CONTINGENCIES

         (A) COMMITMENTS

         On January 20, 2003, ("effective date"), AngelCiti and Worldwide entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of December 31, 2003, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one year periods on each annual anniversary of the effective date unless it is sooner terminated. As of December 31, 2003, Equivest was not owed any fees under the terms of its agreement with the Company.

         (B) CONTINGENCIES

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent the Company's sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of operations, the Company may be directly subject to such regulation as well. In recognition of the foregoing, the servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where the regulatory environment is more favorable to operations.

         While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transactions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and the Company.

         On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2001, the current 6.75% "betting duty" that it passed onto a player, and 9% "total betting duty" would be eliminated. The UK government believed that this tax reform was

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. As a result of this legislation, a UK government issued "Bookmakers Permit" is required to accept wagers and UK based bookmakers may now operate Internet bookmaking websites without collecting the betting duty. These reforms are expected to make the UK a significant hub of gaming. It is anticipated that their official entry into online gaming could put pressure on the United States of America and other governments towards regulating the industry.

         In the future, governments in the United States of America of America or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gambling. The legalization and subsequent regulation of Internet casinos may serve to benefit land-based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize and feel more comfortable with. The Company believes that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gambling or subsequent regulation thereof.

         The Company is also faced with risks regarding the potential prohibition of online casino gaming. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States of America Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the United States of America House of Representatives committee on Finance and the Senate Banking Committee and both are expected to come to a full vote this year. The United States of America Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the bills in this past year, and both the House and Senate bills still need to be reconciled and subsequently signed by the President before they can become law. No assurance can be given that such a bill will not ultimately be enacted and become law.

         In addition, current U.S. federal and state laws could be construed to prohibit or restrict online casino gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. However, the government of Antigua has recently brought suit and won a ruling against the United States of America federal government in an effort to prevent US legislation from impacting online gaming companies that operate out of Antigua. The World Trade Organization recently ruled that the United State's interpretation that the Wire Act of 1960 made it a crime for offshore casinos to accept bets from United States of America residents violated World Trade Organization commercial service accords. It is unclear what effect, if any, this ruling will have on the United States of America' efforts to curtail online casino gaming and it equally unclear as to whether the United States of America will appeal the World Trade Organization ruling.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         Several state Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States of America or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of the Company's customers and the Company. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced or amended in a manner that restricts the electronic commerce markets. We intend to minimize these potential legal risks by continuing to conduct internet business from offshore locations that permit online gaming and by increasing marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with internet gaming related activities.

         Since 2002, the Attorney General of the State of New York has been successful in getting more than 10 major financial institutions, including Citibank and PayPal, one of the largest internet money transfer companies, to stop processing gambling transactions. While he has been generally unable to prosecute website operators, many of whom are offshore, and hard pressed to prosecute online gamblers, who are dispersed all over the globe, he has been more successful sealing off the financial pipeline connecting the two. Additionally, federal prosecutors from around the United States of America have threatened to prosecute on charges of aiding and abetting any businesses in the United States of America that provide advertising and financial services to internet casinos. As a result, several large media operations have stopped running advertisements for offshore casinos and other forms of internet gambling.

         Worldwide is a sub-licensor of online gaming software and is an administrator of the Equivest's online casino website. It does not own online casinos. We do not believe that Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of an online casino, no assurance can be given that any given jurisdiction will not take the position that Worldwide is subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns an online casino that is subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

         Baroda is engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. Both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended, despite the fact that the Company does not believe that

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         Worldwide and Equivest are required to apply for and possess a license in their own names. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide and Equivest to conduct their respective businesses, no assurance can be given that the Costa Rican government will permit Worldwide or Equivest to operate their businesses under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on the Company's business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

NOTE 7   LOAN AND NOTE PAYABLE

         (A) LOAN PAYABLE, RELATED PARTY

         During the year ended December 31, 2003, the Company's landlord, a related party, was repaid $324,356 relating to corporate expenses previously paid on behalf of the Company. The remaining loan balance was $4,435 at December 31, 2003. The loan advances were non-interest bearing, unsecured, and due on demand (See Notes 12 and 16).

         (B) NOTE PAYABLE, UNRELATED PARTY

         On June 21, 2003, the Company entered into a six-month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $102,500 bearing interest at 2%. The note payable was unsecured. At December 31, 2003, the Company had repaid the note principal and had a remaining balance of accrued interest payable totaling $240.

         On July 1, 2003, the Company entered into a six-month promissory note payable with an unrelated third party. Under the terms of the promissory note, the Company borrowed $23,960 bearing interest at 2%. The note payable is unsecured. At December 31, 2003, the Company had related accrued interest payable of $399. The note was repaid in full in January 2004 (See Note 16).

         (C) SETTLEMENT PAYABLE

         During 2003, the Company became subject to litigation alleging that junk faxes were sent to unintended parties. At December 31, 2003, management believes that a settlement is very likely and that they are willing to settle, without admitting liability, because the cost of defense is high. The range of the settlement is expected to be between $1,500 and $12,500. Pursuant to SFAS No. 5, Accounting for Contingencies, the Company will accrue the maximum amount of $12,500 since this amount is probable and reasonably estimable. Additionally, management believes that the maximum of the range will be the most likely outcome and has taken a conservative approach to reporting the results of operations. The Company has recorded $12,500 as a settlement payable, which is reflected in the accompanying consolidated balance sheet and a related charge to the consolidated statement of operations for a settlement expense.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 8   ACCRUED ROYALTY PAYABLE

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. At of December 31, 2003, the Company had accrued $21,049 as a royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Pursuant to the terms of the initial agreement, the Company had originally been committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum monthly royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the year ended December 31, 2003, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options in AngelCiti (see note 11(C)) and repayment by AngelCiti in its shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.035417 per share. During the year ended December 31, 2003, AngelCiti issued 1,819,237 shares of common stock having a fair value of $64,735 in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options.

         During the year ended December 31, 2003, the Company incurred a royalty expense of $205,816.

NOTE 9   CUSTOMER DEPOSITS AND PAYOUTS DUE

         (A) CUSTOMER DEPOSITS

         During the year ended December 31, 2003, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (See Note 9(B)) or recognized as earned revenues (See Note 1(H)). At December 31, 2003, the Company had customer deposits on hand of $30,806.

         (B) PAYOUTS DUE

         During the year ended December 31, 2003, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (See Note 9(A)). At December 31, 2003, the Company had payouts due of $15,445.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 10  INCOME TAXES

There was no income tax expense for the years ended December 31, 2003 and 2002 due to the Company's consolidated net losses.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                   2003               2002
                                              --------------    ----------------
Computed "expected" tax expense (benefit)     $     (291,183)   $
                                                                             -
Change in valuation allowance
                                                     291,183                 -
                                              --------------    ----------------
                                              $          -      $            -
                                              ==============    ================

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

Deferred tax assets:
Bad debt expense                                        $        36,744
Net operating loss carryforward                                 254,439
                                                        ---------------
Total gross deferred tax assets                                 291,183
Less valuation allowance                                       (291,183)
                                                        ---------------
Net deferred tax assets                                 $           -
                                                        ===============

The Company has a net operating loss carryforward of approximately $748,348 available to offset future taxable income expiring 2023. Utilization of this loss may be limited due to the change in control, which occurred in January 2003 (See Note 1 (A)).

The valuation allowance at December 31, 2002 was $0. The net change in valuation allowance during the year ended December 31, 2003 was an increase of $291,183.

NOTE 11   STOCKHOLDERS' DEFICIENCY

         (A) CORPORATE HISTORY AND RECAPITALIZATION

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc. (See Note 1(A)).

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         On January 20, 2003, the Company's majority owned subsidiary acquired Worldwide from Omega in exchange for 504,000,000 of AngelCiti common shares. The transaction was accounted for as a recapitalization of Omega. (See Note 1(A)). Subsequent to the acquisition, the consolidated balance sheet of Omega consists of the assets and liabilities of Omega, AngelCiti, Worldwide and FNC at historical cost. The consolidated operations consist of the historical operations of Omega and Worldwide and the operations of AngelCiti and FNC from the acquisition date.

         The Company is authorized to issue 60,000,000 shares of common stock having a par value of $.01 per share. Omega did not issue any stock during the year ended December 31, 2003. At December 31, 2003, the Company had 24,566,333 shares of its common stock issued and outstanding.

         (B) EQUITY CAPITAL IN SUBSIDIARY

         During 2003, AngelCiti issued 73,858,655 shares of its stock for net proceeds of $1,130,597, net of offering costs of $136,482 and a stock subscription receivable of $26,719. These transactions, not considering other subsidiary equity transactions, decreased Omega's ownership in AngelCiti by approximately 13%. As Omega's dollar investment in the subsidiary was nominal, any minority interest increase and related loss allocation to minority interest was not material.

         Additionally, a vendor of AngelCiti exercised AngelCiti stock options in connection with accrued royalties owed to the software vendor, and AngelCiti issued 1,819,237 shares of its common stock having an exercise price and fair value of $64,735.

         During 2003, AngelCiti issued 2,400,000 shares of common stock in connection with a financial consulting agreement. The shares issued were valued at $40,000.

         (C) STOCK BASED LICENSE FEES PAID BY ANGELCITI

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
                                                                    ===========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 10,800,000 options (due to the effect of the 6 for 1 and 4 for 1 forward splits (See Note 11 (B)) with an exercise price of $.035417. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         result of the Amendment, the 10,800,000 options (See Note 8(B)) became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises as discussed in detail at Note 11(B), the Company has 8,980,763 options remaining that can be exercised under the terms of the arrangement.

         The Company also granted an option to purchase $415,000 worth of common stock to the software licensor. The exercise price is the lower of 50% of (a) the closing price on the date which the Company undergoes an initial public offering or (b) such closing price on each vesting date, with one-third of such options vesting each on the 6th, 12th and 18th months following such initial public offering.

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

            Total value of common stock                             $    415,000
            Divided by the fair value based on recent
              cash offering                                                 0.50
                                                                    ------------

            Equivalent shares                                            830,000
                                                                    ------------
            Fair value based on recent cash offering                $       0.50
            Exercise price (lower of (a) or (b) above)                      0.25
                                                                    ------------
            Differential                                                    0.25
            Total shares                                                 830,000
                                                                    ------------

            Fair value                                              $    207,500
                                                                    ============

         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

         During the year ended December 31, 2003, the Company has amortized to operations $159,167 of the deferred license fees with deferred fees of $138,333 at December 31, 2003.

         (D) OTHER EQUITY TRANSACTIONS

         On May 1, 2003, the Company settled in full satisfaction an outstanding note payable and related accrued interest totaling $154,023 with a related party. Under the terms of the settlement, the Company would pay the note holder 750,000 (post May 7, 2003 6 for 1 forward split) shares of common stock of its subsidiary (AngelCiti), which it holds. The shares issued effectively reduced the Company's investment in its majority owned subsidiary by $90 at that time and resulted in the recognition of a gain on debt settlement totaling $153,933 (See Note
         12).

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         On May 7, 2003, the Company paid 13,420,000 (post May 7, 2003 6 for 1 forward split) of the common shares held in it's majority owned subsidiary (AngelCiti) to certain service providers some of whom are stockholders of the Company. The payment is for services rendered resulting in a consulting expense of $939,400. The shares issued effectively reduced the Company's investment in its majority owned subsidiary by $161 at that time and resulted in the recognition of a gain on investment totaling $939,239.

         Total investment reduction of $250 was credited to additional paid in capital.

         During 2003, the Company had certain liabilities owed to its landlord, a related party, that were forgiven totaling $25,050. The forgiveness was treated as a contribution of capital (See Note 12).

         (E) CONTRIBUTED SHARES

         On May 29, 2003, AngelCiti cancelled shares of its common stock pursuant to a shareholder request. Under the terms of the request, certain shares were turned into the transfer agent and an amount of shares less than the total turned in were reallocated to three separate shareholders. The fair value of these shares was $4. For financial accounting purposes, the transaction was treated as a contribution of capital from a shareholder.

         (F) PREFERRED STOCK OF SUBSIDIARY

                  (i)  SERIES A - VOTING AND NOT CONVERTIBLE

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 50,000 shares of voting preferred stock, Series A, $0.001 par value. Under the terms of the preferred stock, Series A, each share of this preferred stock can vote in a ratio of 20,000 shares of common stock for each share of preferred stock held. The holders of preferred stock, Series A, have no stated liquidation rights senior to the Company's common stock or any other class of preferred stock.

                  On July 1, 2003, AngelCiti issued 12,000 shares of preferred stock, Series A, to Omega, in exchange for the return, cancellation, and retirement of 320,000,000 shares of its common stock. The shares were accounted for at cost totaling $80,000. The issuance of the shares resulted in a credit to preferred stock, Series A of $12 and a credit to additional paid in capital of $79,988.

                  On August 15, 2003, AngelCiti issued 2,000 shares of preferred stock, Series A, to Omega, in exchange for the return, cancellation, and retirement of 116,000,000 shares of its common stock. The shares were accounted for at cost totaling $29,000. The issuance of the shares resulted in a credit to preferred stock, Series A of $2 and a credit to additional paid in capital of $28,998.

                  (ii) SERIES B - CONVERTIBLE AND NOT VOTING

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

                  As of November 10, 2003, the Company had issued 94,472 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares were 2,267,328,000 in accordance with the terms of conversion which state that one share of preferred stock is convertible at the ratio of 24,000 shares of common stock for each share of preferred stock held. Under the terms of the agreement, the Company issued these preferred shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender would be required to return the collateral to the Company. In the event of any default on the loan, the lender could convert the collateral; however, there is no additional recourse against corporate assets. The collateral was not transferable. At December 31, 2003, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management notes that this financing arrangement was not consummated. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

                  In November 2003, the Company cancelled the 94,472 preferred shares previously held in escrow and entered into a letter of intent with FinanzInvest, Ltd. in which 49,020 shares of Series B, Convertible Preferred stock was issued. As of the date of our report the final agreement had not yet been executed. The Company expects to close the financing arrangement by March 31, 2004. The following is a summary of the expected terms of the new financing agreement:

                  o        Promissory Note Date:  Date of 1st draw.
                  o Closing: 1st date at which funds are advanced by lender to the Company. This has not yet occurred as of the date of our report.
                  o Amount of Credit Facility: $2,430,000. Their have been no advances as of the date of this report. (See
                           Note 15)
                  o        Term: 5 years.

                  o Collateral: 49,020 shares of Series "B" Convertible Preferred Stock. These shares have been transferred to an escrow account under the terms of the letter of intent.
                  o Terms of conversion: One share of preferred is convertible to 24,000 shares of common stock, this is an equivalent of 1,176,480,000 shares of common stock. The Company will adopt a board resolution to increase the authorized common stock of the Company to comply with the potential common stock equivalents that would be issuable upon default.
                  o Interest Rate: LIBOR plus 4%, to be adjusted as LIBOR changes.
                  o Repayment Terms: Interest only during 1st 24 months subsequent to closing, provided that the Company is not in default under the terms of the agreement. For the remainder of the term, Company shall make payments of principal and interest as described in the agreement.
                  o Commitment Fees: 10% of gross funds advanced to be deducted in the net advance to the Company. These fees are deemed to be earned and non refundable.
                  o Default provisions: Company shall pay lender upon demand an amount of interest owed equal to the minimum monthly interest payment multiplied by the number of months of the term.

                           Any outstanding fees owed as commitment fees would become immediately due and payable.

                           Company shall pay lender a single fee of 10% of the outstanding balance owed to the lender.

                           Company immediately will amend the certificate of designation and the preferences for the Series "B" Convertible preferred stock and provide the lender the same voting rights inherent in the Company's common stock.

                  o Warrant Agreement: Lender will be entitled to this additional compensation, however, not yet determined as of the date of this report.
                  o Security Interest: Lender has been granted first priority lien and security interest in the collateral.
                  o Possession and Control of Collateral: The lender, or its designee or transferee shall have possession of the Collateral. Company bears risk of loss. The preferred series B shares are currently being held in escrow.
                  o Shareholder Consent: Required within 120 days to ratify all terms of the agreement.
                  o Common Stock: Within 120 days from closing, the Company shall authorize an amount of common stock into which the lenders Series "B" Convertible Preferred Stock may convert in the event of default. The Company shall have 30 days from closing to provide lender with Officer's certificate and any other related documentation evidencing the lenders right to vote their Series "B" Preferred Shares.

                  o Other: The Company shall have thirteen months from closing to obtain key man life insurance on the Company's CEO or other officer at the lenders choosing, naming the lender as beneficiary in an amount equal to the proposed maximum aggregate amount of the credit facility.
                  o Prior to closing or within 120 days, Company shall cause its attorneys to issue a legal opinion requesting that the transfer agent, in the event of default, issue common shares in the name of the lender.
                  o Upon the earlier of six months subsequent to the closing or any event of default, Company shall file a registration statement with the SEC for the common stock issuable upon any exercise of the warrants.

NOTE 12   RELATED PARTY TRANSACTIONS

On May 20, 2003, Omega contributed computer equipment to AngelCiti, which houses the gaming software having a net book value of $17,939.

The sole director, officer, and shareholder of FNC was the Company's President (see Note 13).

At December 31, 2003, the Company had a loan payable of $4,435 to a related party (see Notes (7(A) and 16)).

At December 31, 2003, the Company's Subsidiary (Worldwide) had a loan receivable of $18,549 from its landlord, a related party due to the landlord being owned and operated by the Company's President (See Notes 3 and 16).

During the year ended December 31, 2003, Omega forgave $85,362 of intercompany accounts receivable from AngelCiti.

On May 1, 2003, the Company settled an outstanding note payable and related accrued interest totaling $154,023 with a related party (See Note 11(D)).

During 2003, the Company had certain liabilities owed to its landlord, a related party that were forgiven totaling $25,050. The forgiveness was treated as a contribution of capital (See Note 11 (D)).

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 13   COMBINATION OF ENTITIES UNDER COMMON CONTROL

On September 30, 2003, the AngelCiti acquired FNC in exchange for nominal consideration. (See Note 1 (A)). At the time of the transaction the sole director, officer, and shareholder of FNC was the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost (see Note 12).

In May 2003, the Company's majority owned subsidiary entered into a payment processing agreement with Fist National Consulting, Inc. FNC, a Belize Corporation. Under the terms of the agreement, FNC provides payment processing services to the Company, which include processing transactions for the Company related to casino operations, and payment for various corporate expenses that are required to be reimbursed. In exchange for receiving these services, no cash or non-cash compensation for these services was paid by the Company to FNC since FNC considered that the increase in volume for such transactions for its operations will provide it valuable exposure to certain of FNC's service providers. Ultimately, the increased volume transacted between FNC, and its service providers on behalf of the Company would lead to reduced rates for future services with these providers for the Company, and FNC believes this will serve as fair consideration for this transaction.

NOTE 14  SOFTWARE CONCENTRATION

The Company's majority owned subsidiary depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 15  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $856,433 and net cash used in operations of $737,959 for the year ended December 31, 2003 and an accumulated deficit of $4,247,856 at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate additional revenues. The Company is negotiating a financing agreement with FinanzInvest, Ltd. which may provide a source of funding totaling $2,430,000. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 16  SUBSEQUENT EVENTS

         (A) EQUITY CAPITAL RAISE IN SUBSIDIARY

         During January, February and March 2004, AngelCiti issued 21,360,824 shares of its stock for aggregate net proceeds of $357,853.

         Additionally, a vendor of AngelCiti exercised AngelCiti stock options in connection with accrued royalties owed to the software vendor, and AngelCiti issued 106,638 shares of its common stock having an exercise price and fair value of $3,777.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         (B) LOAN RECEIVABLE - RELATED PARTY

         During January 2004, the Company received $18,549 as payment in full from a loan receivable with a related party (see Notes 3 and 12).

         (C) STOCK SUBSCRIPTION RECEIVABLE

         During January 2004, the Company received $26,719 on a stock subscription receivable (see Note 11(B)).

         (D) LOAN PAYABLE - RELATED PARTY

         During January 2004, the Company repaid a loan payable to a related party totaling $4,435 (See Notes 7(A) and 12).

         (E) NOTE PAYABLE

         During January 2004, the Company repaid the principal portion of a note payable totaling $23,960 and related accrued interest payable of $399 (See Note 7(B)).