Form 10QSB
period 2004-03-31
OMEGA VENTURES INC
filed 2004-05-24
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004

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

                                 Yes [ ] No [x]

As of March 31, 2004 there were 24,566,333 outstanding shares of common stock, par value $0.01.

                      Omega Ventures, Inc. and Subsidiaries

                        Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2004

                      Omega Ventures, Inc. and Subsidiaries

                                    Contents
                                    --------                       Page
                                                                 --------
Consolidated Balance Sheet                                          1

Consolidated Statements of Operations                               2

Consolidated Statements of Cash Flows                             3 - 4

Notes to Consolidated Financial Statements                        5 - 18

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements


                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                    ASSETS
                    ------
CURRENT ASSETS
  Cash                                             $   405,001
  Prepaid and other assets                              25,610
                                                   -----------
TOTAL CURRENT ASSETS                                   430,611
                                                   -----------

EQUIPMENT, NET                                          13,272
                                                   -----------

TOTAL ASSETS                                       $   443,883
                                                   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                 $    32,998
  Loan payable - related party                          22,945
  Accrued royalty payable                               21,049
  Customer deposits                                     30,448
  Payouts due                                            5,610
  Payroll taxes payable                                  1,729
  Accrued interest payable                                 319
  Settlement payable                                    12,500
                                                   -----------
TOTAL CURRENT LIABILITIES                              127,598
                                                   -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value,
      60,000,000 shares authorized
      24,566,333 shares issued and outstanding         245,663
  Additional paid in capital                         4,541,920
  Accumulated deficit                               (4,353,840)
                                                   -----------
                                                       433,743
                                                   -----------
  Less:  Deferred license fee                          (69,167)
  Less:  Stock subscription receivable
             (4,823,383 shares)                        (48,291)
                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                             316,285
                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   443,883
                                                   ===========

          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,
                                      2004              2003
                                  ------------      ------------

CASINO REVENUES, NET              $    314,122      $    325,530
                                  ------------      ------------

OPERATING EXPENSES
Amortization and Depreciation            1,400            16,426
Affiliate Commission                    41,758                --
Bad debts                               35,201            24,849
Consulting                              15,000            29,400
Royalty                                 60,962            53,356
Marketing                                   --            67,000
Advertising                             13,190                --
Legal & Professional fee                53,460            34,385
Rent                                     1,685            20,934
Amortization of license Fee             69,167                --
General and Administrative             129,958           228,300
                                  ------------      ------------
TOTAL OPERATING EXPENSES               421,781           474,650
                                  ------------      ------------

LOSS FROM OPERATIONS                  (107,659)         (149,120)
                                  ------------      ------------

OTHER INCOME (EXPENSE)
Interest income                            366                22
Other income                             1,375            25,372
Interest expense                           (80)             (730)
                                  ------------      ------------
TOTAL OTHER INCOME, NET                  1,661            24,664
                                  ------------      ------------

NET LOSS                          $   (105,998)     $   (124,456)
                                  ============      ============

NET LOSS PER SHARE -
    BASIC AND DILUTED             $      (0.00)     $      (0.01)
                                  ============      ============

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING DURING
    THE YEAR -
    BASIC AND DILUTED               24,566,333        24,566,333
                                  ============      ============

          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE ENDED MARCH 31,
                                                       2004            2003
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(105,998)     $(124,456)
Adjustments to reconcile net loss
  to net cash used in
  operating activities:
Amortization and Depreciation                            1,400         16,426
Bad debts                                               35,201         24,849
Amortization of deferred consulting,
  investor relations and
  website maintenance expenses                              --         25,000
Recognition of dererred license fee                     69,167             --
Changes in operating
  assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                (35,201)       (75,702)
    Prepaid and other assets                           (18,078)            --
    Other                                                   --           (159)
  Increase (decrease) in:
    Accounts payable and accrued liabilities            10,618         71,664
    Accrued royalty payable                             11,992          1,856
    Accrued interest payable                              (320)            --
    Accrued interest payable - related party                --            730
    Customer deposits and payouts due                  (10,193)        (8,541)
    Payroll taxes payable                               (3,264)         3,282
    Net liabilities from discontinued operations            --         (2,805)
    Other                                                   --         (4,497)
                                                     ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                  (44,676)       (72,353)
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan receivable - related party                       18,549             --
  Cash acquired from acquisition                            --             75
                                                     ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES               18,549             75
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                            --          7,938
  Proceeds from issuance of
    common stock, net of offering costs                318,215         42,834
  Proceeds from note payable                           (23,960)            --
  Proceeds from loan payable - related party            22,945             --
  Repayment of loan payable - related party             (4,435)       (22,832)
                                                     ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              312,765         27,940
                                                     ---------      ---------

Net Increase in Cash                                 $ 286,638      $ (44,338)

Cash at Beginning of Period                            118,363         44,595
                                                     ---------      ---------

CASH AT END OF PERIOD                                $ 405,001      $     257
                                                     =========      =========

Supplemental Disclosure of
  Cash Flow Information
Cash Paid for:
     Interest                                        $      --      $      --
                                                     =========      =========
     Taxes                                           $      --      $      --
                                                     =========      =========

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

There were no non-cash investing and financing transactions to report for Omega for the three months ended March 31, 2004. All transactions listed below refer to the Company's majority-owned subsidiary and issuer, AngelCiti:

As of March 31, 2004, the Company issued 330,731 shares of common stock upon exercise of stock options held by software vendor in connection with the settlement of accrued royalty payments to that vendor. The exercise price was $.035417 per share. The fair value of these transactions was $11,992. (See Note 9(C))

During the three months ended March 31, 2004, the Company had a stock subscription receivable for 4,823,383 shares having a fair value of $48,291. (See Note 9(B))

          See accompanying notes to consolidated financial statements

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company's Form 10-KSB.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. (F/K/A AngelCiti Entertainment, Inc.) ("Omega") was incorporated in the state of Nevada on May 14, 1999 with its primary operations located in Southern California through the end of 2001. The Company sold its subsidiary, Worldwide Management S.A. D/B/A Worldwide Capital Holdings, ("Worldwide") to AngelCiti Entertainment, Inc. F/K/A iChance International, Inc. ("AngelCiti") in January 2003. The transaction was accounted for as a recapitalization of Omega, reducing its voting interest in Worldwide to 88% at that time (56% at March 31, 2004).

         Pursuant to SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries", Omega, although it does not have common stock ownership exceeding 50% of AngelCiti's outstanding common stock (only 5% control through common stock ownership), Omega holds AngelCiti Series A, voting preferred stock, that by the stated rights of the voting privileges, Omega has voting control.

         Omega Ventures, Inc. and its majority owned subsidiaries, AngelCiti Entertainment, Inc., Worldwide Management, S.A. and First National Consulting, Inc. ("FNC"), herein are collectively referred to as the "Company."

         AngelCiti Entertainment, Inc.'s subsidiary, Worldwide Management, was incorporated in Costa Rica in 2002, and acquired by AngelCiti on January 20, 2003. The transaction was accounted for as a recapitalization of Worldwide. (See Note 9(A)) AngelCiti acquired FNC, a Belize Corporation, and related party in September 2003 (see Note
         11).

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

         Omega's operating focus is online marketing and it operates a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. The Company has not generated any revenues from this business through March 31, 2004.
         The Company's majority owned subsidiary is a software licensor and administers software-based games of chance through the Internet. The Company uses state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note 5(B)).

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Omega Ventures, Inc. and its majority owned subsidiaries AngelCiti, Worldwide and FNC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Following the guidance of Staff Accounting Bulletin No. 104 and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $11,883,387 for the three months ended March 31, 2004. The relationship of net casino revenues to handle ("hold percentage") was 2.6% for the three months ended March 31, 2004.

         (D) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

         (E) ACCOUNTING FOR THE SALE OF SUBSIDIARY STOCK

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

NOTE 3   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CHARGEBACKS
----------------------------------------------------------

The Company records accounts receivable from its credit card processors. The processors holdback a stipulated percentage of amounts due to the Company based on their historical chargeback experience for the industry. The holdback reserve is maintained by the processors on a rolling basis with funds generally released

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

after six months. Reserves range from 7% to 10% of charges based on the chargeback experience of the gaming industry. Since the gaming industry as a whole has experienced a high percentage of chargebacks for customer accounts, and the holdback reserve is based on historical experience of the merchant banks, the Company has reserved 100% of its holdback accounts receivable as of March 31, 2004.

During the three months ended March 31, 2004, the Company recorded a bad debt expense for the holdback of $35,201.

         Accounts receivable with credit card processors at March 31, 2004 was as follows:

         Accounts receivable           $ 168,309
         Allowance for chargebacks      (168,309)
                                       ---------
         ACCOUNTS RECEIVABLE, NET      $      --
                                       =========

NOTE 4   EQUIPMENT
------------------

Equipment at March 31, 2004 is as follows:

         Computer equipment                 $ 28,000
         Less: accumulated depreciation      (14,728)
                                            --------
         EQUIPMENT, NET                     $ 13,272
                                            ========

Depreciation expense for the three months ended March 31, 2004 and 2003 were $1,400 and $0, respectively.

NOTE 5  COMMITMENTS AND CONTINGENCIES
-------------------------------------

         (A) COMMITMENTS

         On January 20, 2003, ("effective date"), AngelCiti Entertainment, Inc. and Worldwide Management, S.A. D/B/A Worldwide Capital Holdings entered into an agreement with Equivest Opportunity Fund, Inc. ("Equivest") whereby the Company sold Equivest 14 online gaming URL's. The Company also entered into a sublicense agreement with Equivest whereby the Company was to administer Equivest's online casino sites. Pursuant to this agreement, Equivest is obligated to pay the Company a fee equal to 95% of the net proceeds derived from the operations of the casino websites plus all expenses associated with the operations and marketing of the casino websites. As a result of this agreement, the Company has an economic concentration with Equivest as substantially all of its revenues are derived from the sublicensing of software to Equivest and administration of its online casino operations. As a result of such concentration, the Company is vulnerable to a potential severe impact in the near term. Severe impact is defined as the effect of disrupting the normal functioning of the Company. As of March 31, 2004, there have been no events that have adversely effected the operations of the Company. The term of the agreement with Equivest is from three years from the effective date and terminates on January 19, 2006. The agreement automatically renews for one year periods on each annual anniversary of the effective date unless it is sooner terminated. As of

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

         March 31, 2004, Equivest was not owed any fees under the terms of its agreement with the Company.

         (B) CONTINGENCIES

         Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As a portion of the winnings of Equivest's online casino operations represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well. In recognition of the foregoing, our servers have been relocated to the Kannawakee Reservation in Quebec, Canada, where we feel the regulatory environment is more favorable to our operations.

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

         In the future, governments in the United States of America or other jurisdictions may adopt legislation that restricts, prohibits or otherwise legalizes and regulates Internet gambling. The legalization and subsequent regulation of Internet casinos may serve to benefit land based casinos that operate their own Internet gaming sites, as players may feel more comfortable placing bets with casinos whose names and brands they recognize. We feel that there is little legal guidance that can be offered with respect to the prospects for legalization of Internet gambling or subsequent regulation thereof.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

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

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

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

NOTE 6   LOAN PAYABLE, RELATED PARTY AND NOTE PAYABLE
-----------------------------------------------------

         (A) LOAN PAYABLE, RELATED PARTY

         During the three months ended March 31, 2004, the Company's landlord, a related party, was repaid $4,435 relating to corporate expenses previously paid on behalf of the Company (See Note 10).

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

         During the three months ended March 31, 2004, the Company received additional loan proceeds of $22,945. The loan advances were non-interest bearing, unsecured, and due on demand (See Note 10).

         (B) NOTE PAYABLE

         During January 2004, the Company repaid the principal portion of a note payable totaling $23,960 and related accrued interest payable of $399.

NOTE 7   ACCRUED ROYALTY PAYABLE
--------------------------------

         (A) MONTHLY ROYALTY PERCENTAGE

         Based on the previous month's adjusted monthly net win, the Company is subject to a payment equivalent to a percentage of the adjusted monthly net win payable to the software licensor, as stipulated in the software license agreement. As of March 31, 2004, the Company had accrued $21,049 as a royalty payable.

         (B) COMMITMENT FOR MINIMUM ROYALTY PAYMENT

         Pursuant to the terms of the initial agreement, the Company had originally been committed to a minimum royalty payment of $10,000 per month. In May 2003, the Company entered into an amendment to its software license agreement. Under the terms of the amendment, effective May 1, 2003, the Company is committed to a minimum monthly royalty payment of $20,000 payable in cash as follows: 15% on adjusted net wins of $0 - $750,000, 13% on adjusted net wins of $750,001 - $1,500,000, and 12% on adjusted net wins exceeding $1,500,000. During the three months ended March 31, 2004, the software licensor received 15% of the adjusted net win in cash and the remaining amount to make up the difference through the simultaneous exercise of vested options (see
         Note 9(C)) and repayment by the Company in shares of common stock. Any amounts paid in stock through the exchange of options to the software licensor were based on a fixed exercise price of $.035417 per share. As of March 31, 2004, the Company issued 330,731 shares of common stock having a fair value of $11,992 in connection with this agreement to pay accrued royalty fees upon the exercise of these stock options.

         During the three months ended March 31, 2004, the Company incurred a royalty expense of $60,962.

NOTE 8   CUSTOMER DEPOSITS AND PAYOUTS DUE
------------------------------------------

         (A) CUSTOMER DEPOSITS

         During the three months ended March 31, 2004, the Company received funds from its online casino players to be used for online gaming activities. These deposits fluctuate due to customers depositing their

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

         opening balances to be used for gaming activities, any amounts deposited by the casino as promotional dollars, and the result of net house wins and losses against these balances. These balances remain current liabilities of the Company until they are classified as payouts due (See Note 8(B)) or recognized as earned revenues (See Note 2(C)). At March 31, 2004, the Company had customer deposits on hand of $30,448.

         (B) PAYOUTS DUE

         During the three months ended March 31, 2004, the Company received requests from its online casino players to refund their outstanding casino account balance. Such requests remain as current liabilities of the Company until funds are transferred back to the Casino player (See
         Note 8(A)). At March 31, 2004, the Company had payouts due of $5,610.

NOTE 9   STOCKHOLDERS' EQUITY
-----------------------------

         (A) CORPORATE HISTORY AND RECAPITALIZATION

         On January 20, 2003, the Board of Directors adopted a resolution to change its corporate name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc. (See Note 2(A)).

         On January 20, 2003, the Company's majority owned subsidiary acquired Worldwide from Omega in exchange for 504,000,000 of AngelCiti common shares. The transaction was accounted for as a recapitalization of Omega. (See Note 2(A)). Subsequent to the acquisition, the consolidated balance sheet of Omega consists of the assets and liabilities of Omega, AngelCiti, Worldwide and FNC at historical cost. The consolidated operations consist of the historical operations of Omega and Worldwide and the operations of AngelCiti and FNC from the acquisition date.

         The Company is authorized to issue 60,000,000 shares of common stock having a par value of $.01 per share. Omega did not issue any stock during the three months ended March 31, 2004. At March 31, 2004, the Company had 24,566,333 shares of its common stock issued and outstanding.

         (B) EQUITY CAPITAL IN SUBSIDIARY

         In summary, the Company has issued 27,807,792 shares of Regulation "S" stock, of the total shares, 193,000 remain issuable at March 31, 2004. Total gross proceeds were $452,504. The Company paid $112,717 attributed to broker commissions (See Note 9(D)). Finally, net proceeds of $339,787 less stock subscriptions receivable of $21,572 equal the value of $318,215 relating to common stock issued during the three months ended March 31, 2004.

         Additionally, a vendor exercised stock options in connection with accrued royalties owed to the software vendor, and the Company issued 330,731 shares of common stock having an exercise price and fair value of $11,992.

         During the three months ended March 31, 2004, the Company had a stock subscription receivable for 4,823,383 shares having a fair value of $48,291.

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

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
                                                                 ===========

         In May 2003, ("the Amendment Date") the Company entered into an amendment to the software license agreement. Under the terms of the amendment, the 450,000 options granted were increased to 10,800,000 options with an exercise price of $.035417. The Amendment further defined the initial public offering as the date at which the Company's stock became publicly traded which was January 20, 2003. As a result of the Amendment, the 10,800,000 options (See Note 7(B)) became fully vested on the Amendment Date and the Company amortized $90,000 of the deferred license fee. In connection with the stock option exercises as discussed in detail at Note 9(E), the Company has 8,650,032 options remaining that can be exercised under the terms of the arrangement.

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

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)


                  Total value of common stock                    $   415,000
                  Divided by the fair value
                    based on recent cash offering                       0.50
                                                                 -----------
                  Equivalent shares                                  830,000
                                                                 -----------
                  Fair value based on recent cash offering       $      0.50
                  Exercise price (lower of (a) or (b) above)            0.25
                                                                 -----------
                  Differential                                          0.25
                  Total shares                                       830,000
                                                                 -----------
                  Fair value                                     $   207,500
                                                                 ===========

         In connection with the May 2003 amendment to software license, the Company established the vesting dates as July 20, 2003, January 20, 2004, and July 20, 2004. The Company will amortize a license fee expense in the amount of $69,167 on each of these dates until the deferred license fee has been fully recognized and charged to operations.

         During the three months ended March 31, 2004, the Company has amortized and charged to operations $69,167 of the deferred license fees with deferred fees of $69,167 at March 31, 2004.

         (D) OFFERING COSTS - REGULATION "S" STOCK SOLD IN SUBSIDIARY

         During 2003, the company entered into a Regulation "S" purchase agreement with a broker. Under the terms of the agreement, the Company initially receives 100% of the gross sales proceeds from the Regulation "S" stock sales, and then reimburses the broker 65% of the gross proceeds reflecting sales commissions. The net effect is that the Company retains 35% of the gross proceeds. The amounts paid as commissions are classified as offering costs and are offset directly against the gross proceeds with a charge to additional paid in capital (See Note 9(B)).

         (E) PREFERRED STOCK OF SUBSIDIARY

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

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

                  (II) SERIES B - CONVERTIBLE AND NOT VOTING

                  On February 26, 2003, the Board of Directors adopted a resolution to authorize 100,000 shares of non-voting convertible preferred stock, Series B, $0.001 par value. Under the terms of conversion, one share of preferred stock is convertible at the ratio of 24,000 shares of common stock for each share of preferred stock held. The holders of preferred stock, Series B, have liquidation rights senior to the Company's common stock. Convertible preferred stock, Series B, is not entitled to receive any dividends. In the event of a consolidation, merger or recapitalization there will be an adjustment ratio regarding the convertible preferred stock, Series B.

                  As of November 10, 2003, the Company had issued 94,472 shares of convertible preferred stock, Series B ("collateral") in connection with a collateral loan agreement and promissory note. Equivalent common shares were 2,267,328,000 in accordance Under the terms of the agreement, the Company issued these preferred shares to an escrow agent as collateral to secure future debt financing with an unrelated third party. Upon satisfaction of all principal and related accrued interest, the lender would be required to return the collateral to the Company. In the event of any default on the loan, the lender could convert the collateral; however, there is no additional recourse against corporate assets. The collateral was not transferable. At March 31, 2004, there were no amounts due under the terms of this agreement and no funds were available to the Company. Management notes that this financing arrangement was not consummated. For financial statement purposes, the collateral is not considered to be issued and outstanding due to the related unresolved contingency and accordingly is excluded from any calculation of diluted earnings per share.

                  In November 2003, the Company cancelled the 94,472 preferred shares previously held in escrow and entered into a letter of intent with FinanzInvest, Ltd. in which 49,020 shares of Series B, Convertible Preferred stock was issued. As of March 31, 2004, the Company had not yet drawn down any funds pursuant to the agreement. The following is a summary of the expected terms of the new financing agreement:

                  o Promissory Note Date: Date of 1st draw.

                  o Closing: 1st date at which funds are advanced by lender to the Company. This has not yet occurred as of the date of our report.

                  o Amount of Credit Facility: $2,430,000. Their have been no advances as of the date of this report (See
                           Note 13).

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

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

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

                  o Any outstanding fees owed as commitment fees would become immediately due and payable.

                  o Company shall pay lender a single fee of 10% of the
                    outstanding balance owed to the lender.

                  o Company immediately will amend the certificate of
                    designation and the preferences for the Series "B" Convertible preferred stock and provide the lender the same voting rights inherent in the Company's common stock.

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

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)

NOTE 10   RELATED PARTY TRANSACTIONS
------------------------------------

The sole director, officer, and shareholder of FNC was the Company's President (see Note 11).

During January 2004, the Company received $18,549 as payment in full from a loan receivable with a related party.

During the three months ended March 31, 2004, the Company's landlord, a related party, was repaid $4,435 relating to corporate expenses previously paid on behalf of the Company (See Note 6(A)).

During the three months ended March 31, 2004, the Company received loan proceeds of $22,945 from a related party (See Note 6(A)).

NOTE 11   COMBINATION OF ENTITIES UNDER COMMON CONTROL
------------------------------------------------------

On September 30, 2003, the AngelCiti acquired FNC in exchange for nominal consideration. (See Note 2 (A)). At the time of the transaction the sole director, officer, and shareholder of FNC was the Company's President. The acquisition was accounted for as a combination of entities under common control at historical cost (see Note 10).

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

NOTE 12  SOFTWARE CONCENTRATION
-------------------------------

The Company's majority owned subsidiary depends solely on its licensed software for its on-line gaming casino. Any loss of the license or use of this software could have an adverse material effect on the operations of the Company.

NOTE 13  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $105,998 and net cash used in operations of $44,676 for the three months ended March 31, 2004 and an accumulated deficit of $4,353,840 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise

                      OMEGA VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 --------------
                                   (UNAUDITED)
capital, and generate additional revenues. The Company is negotiating a financing agreement with FinanzInvest, Ltd., which may provide a source of funding totaling $2,430,000. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 14   SUBSEQUENT EVENTS
---------------------------

         (A) EQUITY CAPITAL IN SUBSIDIARY

         During April and May 2004, AngelCiti issued 10,326,678 shares of its stock. Aggregate proceeds for these issuances was $254,653.

         Additionally, a vendor of AngelCiti exercised AngelCiti stock options in connection with accrued royalties owed to the software vendor, and AngelCiti issued 471,387 shares of its common stock having an exercise price and fair value of $17,300.

         (B) STOCK SUBSCRIPTION RECEIVABLE - SUBSIDIARY

         During April 2004, the Company received $30,930 of a stock subscription receivable, the remaining balance is expected to be paid in May 2004.

         (C) OTHER EQUITY TRANSACTIONS - SUBSIDIARY

         On April 15, 2004, the Company issued an aggregate of 6,000 shares of Series A preferred stock to two separate officers as compensation for past services. As there was no objective evidence of value for the Series A, preferred shares, the Company valued the transaction at the estimated value of services received totaling $20,000.

         On April 15, 2004, Omega entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $.05 for aggregate consideration of $50,000. Total consideration was $250,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As of January 20, 2003, we sold Worldwide Management, SA, our wholly-owned subsidiary ("Worldwide"), in a transaction where Worldwide's purchaser became our majority-owned subsidiary. Previous reports that we have filed with the United States Securities and Exchange Commission ("SEC") had been presented comparing our operations on a consolidated basis with the operations of our operating subsidiary alone. This Report marks the first time that our consolidated operations are being presented on a year to year basis. References to "we", "us", or "our" contained in the following discussion refer to Worldwide, our operating subsidiary, unless the context dictates otherwise.

For the three months ending March 31, 2004, we processed $11,883,387 in gaming transactions, as contrasted with gaming transactions of $16,704,023 for the same period of last year. Despite the 29% year-to-year drop in processed gaming transactions, our net casino revenues decreased only 3.5%, to $314,122, for the three months ending March 31, 2004 from $325,530 for the same period of last year. While a lower dollar amount of transactions were processed on a year to year basis, our overall win percentage improved. This relationship is reflected in our net casino revenue to handle ratio, which increased significantly to approximately 2.64% for the first calendar quarter of this year from approximately 1.95% for the first calendar quarter of the last calendar year. While we are pleased with the year to year growth in our net casino revenue to handle ratio, we can never be assured that such growth will continue, as past performance and trends can never serve as an indication of our future performance, given the many risks facing our operations. These risks include, but are not limited to, risks associated with the governmental regulation of our operations and the fierce competition that we face.

Our revenues are generated as a result of an agreement that provides for our administration of the online casino owned by Equivest Opportunity Fund, an unrelated third party ("Equivest"), and the sub-licensing of gaming software to Equivest. Pursuant to this agreement, we receive a fee based upon the revenue generated by the casino's online play. We, in turn, pay out a percentage of that fee to our software provider/licensor. We are not actively pursuing other online casino customers. Rather, we are directing our efforts towards the direction of additional players to Equivest's on-line casino site. The agreement that we have with Equivest provides for us to earn revenues based upon a percentage of Equivest's net casino winnings. Our revenue stream is therefore generally dependent upon the success of Equivest's online casino operations and, more specifically, on its ability to get paid by the customers that place wagers with its on-line casino. Our overall success and viability are therefore directly dependent upon the success of Equivest and its gaming website. The cessation of Equivest's on-line casino operations would eliminate our sole source of revenues.

The principal software product that we sub-license is an on-line gaming product owned by Real Time Gaming ("RTG"). We sub-license this product pursuant to a renewable one-year software license agreement entered into with Montana Overseas, SA ("Montana"), RTG's licensing agent. Given our lack of funding to cover the high cost of developing and maintaining our own proprietary software and fierce competition among software developers, which we believe has led to more reasonable pricing and terms, we do not have any immediate plan to develop our own proprietary software. The incorporation of new sublicensed products into our operations could also require a significant amount of time and funding. We cannot be certain that we will ever have the staff or resources needed to develop proprietary software or incorporate new sub-licensed products into our operations in the future. Until we have the resources and staffing necessary to develop proprietary gaming software or incorporate other licensed products into our operations, we will remain dependant upon the success and ongoing viability of Montana and the RTG Software.

We have never operated at a profit. Despite the increase in our net casino revenue to handle ratio, our net casino revenue decreased to $314,122 for the three months ending March 31, 2004 from $325,530 for the same period of 2003. Despite the decrease in our net casino revenue, our operating losses decreased to $107,659 for the three months ending March 31, 2004 from $149,120 for the three months ending March 31, 2003 as a result of the improved management of our ongoing expenses.

Our marketing, advertising and commission expenses decreased approximately 18% to $54,948 for the three months ending March 31, 2004 from $67,000 for the three months ending March 31, 2003. Our amortization and depreciation expense decreased significantly to $1,400 for the three month period ending March 31, 2004 from $16,426 for the same period of the prior year, as we are no longer amortizing the gaming software that we utilize. Our rent expense and general and administrative expenses decreased significantly to $1,685 and $129,958, respectively, for the three months ending March 31, 2004 from $20,934 and $228,300, respectively, for the same period of last year, reflecting the revised terms of our Sublease and Services Agreement with our Landlord. Consulting fees decreased to $15,000 for the three months ending March 31, 2004 from $29,400 for the same period of the prior year. Consulting fees for the current quarter were limited to $15,000 of fees paid by AngelCiti to Lawrence Hartman, our CEO, and did not include consulting fees that had previously been paid in connection with financial consulting or investor relations. AngelCiti intends to continue to pay consulting fees to Mr. Hartman for services that he renders through the end of this calendar year and may continue to do so thereafter. As we are still dependent upon outside financing to remain in business, we may also retain the services of financial consultants in the future and pay them consulting fees for their services. However, we have no current plans to do so.

Despite the improved management of the foregoing expenses, our licensing and royalty expenses increased significantly to $130,129 for the three months ending March 31, 2004 from $53,356 for the same period of the prior year. The increase was due, in part, from a revision in the terms of the licensing agreement with our software provider that became effective in May of last year, which increased the minimum monthly royalty payments that we had to make. The revised agreement provided for a portion of our royalty fees to be payable with our common stock. Said shares were purchased upon exercising immediately vesting stock options. The license and royalty expense incurred in the first three months of 2004 included the recognition of $69,167 of deferred license fees that had been paid to our software licensor. No such deferred license fee was paid in the first calendar quarter of last year. We are obligated to pay our software licensor one more license fee installment of $69,167 in July of 2004.

Worldwide, our wholly owned subsidiary, subleases office space pursuant to a Commercial Sublease and Services Agreement with Commercial LT Baroda, a company controlled by our two executive officers ("Baroda"). Pursuant to this agreement, Baroda allows us to utilize space in Canada to house our servers, provides us with telephone, bandwidth, personnel, accounting, human resources, licensing and other services needed for us to sustain our business. While we feel that we would be able to find and lease substitute office space should such a need arise, it is unlikely that we would find a landlord willing to provide the space and services provided to us by Baroda. As a result, our operations are dependent upon the ongoing success and viability of Baroda.

Government Regulation

Online casino operations are generally subject to applicable laws in the jurisdictions in which they offer services. As Equivest's winnings represent our sole source of revenues, such regulations can and do have a material effect on our operations. Moreover, given the nature of our operations, we may be directly subject to such regulation as well.

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

In the future, governments in the United States or other jurisdictions may adopt legislation that restricts or prohibits Internet gambling. We feel that there is little legal guidance that can be offered with respect to the regulation of online casinos. A Federal court case in Louisiana ruled that online casinos are not violative of federal law. This ruling was upheld on appeal. After several unsuccessful attempts in 1998, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries) in November 1999. A similar bill failed to pass the House of Representatives. In 2002, Senator Goodlatte sponsored a bill to prohibit online gambling, which once again did not pass through Congress. A similar bill designed to make processing online gaming transactions a criminal offense was passed by the US House of Representatives committee on Finance and is expected to come to a full vote in the House. The United States Department of Justice has expressed certain reservations regarding some of the language and provisions contained in the House Finance Committee Bill, which would still need to be reconciled with a related Senate Bill and subsequently signed by the President before it could become law. No assurance can be given that such a bill will not ultimately be enacted and become law. In addition, current U.S. federal and state laws could be construed to prohibit or restrict online gaming and there is a risk that governmental authorities could view online casinos as having violated such laws. The government of Antigua has recently brought suit against the United States federal government in an effort to prevent legislation that would impact online gaming companies that operate out of Antigua. Several state Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies. Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against on-line casinos and/or their employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against on-line casinos and/or their employees. Such proceedings could have a material adverse effect on the business, revenues, operating results and financial condition of our customers and us. In addition, as electronic commerce further develops, it too may be the subject of government regulation. Current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce markets. Any such developments could have a material adverse effect on our business, revenues, operating results and financial condition as well as the business, revenues, operating results and financial condition of our customers. We intend to minimize these potential legal risks by continuing to conduct our Internet business from offshore locations that permit online gaming and by increasing our marketing efforts in Asia and other foreign jurisdictions that we feel are less inclined to impose adverse rules, regulations and laws. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with our Internet gaming related activities.

Worldwide is a licensor and developer of online gaming software and is an administrator of the Equivest online casino websites. It does not own online casinos. We do not believe that

Worldwide's operations are subject to regulations or laws governing the online gaming industry. However, given Worldwide's business relationship with Equivest, an owner of online casinos, no assurance can be given that any given jurisdiction will not take the position that we or Worldwide are subject to their regulations governing online gaming. Equivest, Worldwide's sole customer, owns online casinos that are subject to the laws of Costa Rica, where recently enacted legislation now requires a gaming license as a condition of conducting business. Licensing fees are currently imposed on a one-time basis but renewals may be required on an annual or other basis in the future. In any event, licensing requirements within Costa Rica now represent a significant increase in the cost of conducting online casino business.

Although we believe that the operations of Worldwide do not require a gaming license, both Worldwide and Equivest currently operate their respective businesses under the gaming license of Baroda, pursuant to the terms of Worldwide's Commercial Sublease and Services Agreement with Baroda, as amended. Baroda is also engaged as an online gaming operator and is subject to the licensing requirements imposed by the Costa Rican government. To the extent that the Costa Rican government determines that a gaming license is required for Worldwide to conduct its business, no assurance can be given that the Costa Rican government will permit Worldwide to operate its business under the umbrella of Baroda's gaming license. Additionally, no assurance can be given that the Costa Rican government will permit Equivest to operate its business under the umbrella of Baroda's gaming license. Worldwide and/or Equivest may be required to obtain a gaming license as a condition of doing business in Costa Rica. Such a requirement could have a material adverse effect on our business and the business of Equivest, and could result in the termination of Worldwide's and Equivest's current operations.

LIQUIDITY AND CAPITAL RESOURCES

We have never operated at a profit. However, as of March 31, 2004, we had cash of $405,001 and had working capital of $303,013 at that date. As of December 31, 2003, we had cash of $118,363 and had working capital of $8,237. Our improved cash position and net capital resulted from the ongoing offshore sale of AngelCiti's securities as well as the reduction of its cash expenses. No assurance is given that we will be able to raise additional capital or maintain or reduce the level of our cash expenses in the future.

While we strive to increase our operations and attain a level of profitability, we have been forced to rely on additional investment capital and loans from affiliates to remain in business. Towards this end, AngelCiti raised $1,157,316 during the year ending December 31, 2003, net of commissions, pursuant to a Regulation S offering, during the course of which it sold 73,858,655 of its post split restricted common shares. From January 1, 2004 though March 31, 2004, AngelCiti sold 27,807,792 of said shares and raised net proceeds of $318,215, after deducting all broker commissions and/or concessions.

Some shares that had been sold pursuant to this Regulation S offering carry registration rights that require us to include all or a portion of these shares in any registration statement that we file with the SEC under certain circumstances. Additionally, throughout most of the year ending December 31, 2003, our operating losses had been funded by loans from Baroda.

These loans had been paid in full from proceeds raised from our ongoing Regulation S. Offering. No assurance can be given that Baroda will make loans to us in the future should we need them.

Until we can sufficiently grow our business operations and generate additional revenues, we will continue to be dependent upon additional financings to remain in business. We have entered into various agreements that we hope will provide for our funding from domestic and/or foreign sources. These agreements generally provide for the payment of up-front expenses but do not provide for a firm commitment to provide financing. As these agreements are entered into on a "best efforts" basis, no assurance can be given that we will ever receive funding from the efforts of those parties with whom we have contracted. During the fourth calendar quarter of 2003, AngelCiti entered into a Loan and Security Agreement with an unrelated third party (the "Loan Agreement") that provides for a credit facility of up to $2,430,000 that may be distributed in one or more draws. However, the Loan Agreement is entered into on a best efforts basis and the lender is not obligated to advance any funds. Moreover, we cannot be certain that the lender has available funds to loan. AngelCiti's obligations under the Loan Agreement are to be secured by 49,020 shares of its Series B Convertible Preferred shares. Upon the uncured default of its obligations to this lender, these shares, if fully converted into AngelCiti common shares, would represent 1,176,480,000 of AngelCiti's common shares and would provide the lender with voting control of AngelCiti's management and business. As of the date of the Report AngelCiti has not drawn any funds against this credit facility and no shares have been delivered to this lender as collateral.

The Loan Agreement, by its terms, prohibits AngelCiti from issuing any additional shares, including those that it has been selling pursuant to our Regulation S offering, without the lender's consent. The lender has verbally consented to the continuation of AngelCiti's ongoing Regulation S offering. However, until AngelCiti receive the lender's written consent, AngelCiti is at risk that the lender may subsequently consider it in default of the Loan Agreement.

The Loan Agreement requires AngelCiti to, among other things, increase its authorized capital, register underlying common stock that would be issued to the lender in connection with its exercise of certain warrants and pay the lender an origination fee equal to 10% of each advanced draw. The foregoing terms are costly and may have an adverse effect on AngelCiti's ability to repay the loan and prevent a change in control of its management. Moreover, the loan subjects AngelCiti to certain affirmative and negative covenants, which if violated, would give rise to AngelCiti's default and possible change in control.

Our success will ultimately be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, as we cannot be certain that we will be able to continue to raise funds in the debt or equities markets at terms that are satisfactory to us. If we cannot generate sufficient cash flow or raise additional proceeds, we may be required to delay or scale back our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have sufficient cash on hand to remain in business over the next six month period. While we are hopeful that our on-line gaming operations will generate positive cash flow by the second half of 2004, we cannot be certain that we can attain profitability within this time frame, if at all. To the extent that we cannot do so, we will be required to rely upon funds that we have raised, as well as additional financing to continue our operations. If the funds that we have raised are exhausted before we attain a level of positive cash flow and we are not able to secure additional financing, we would be forced to curtail or cease our operations.

FUTURE EXPENDITURES

We do not currently envision the purchase or sale of plant or significant equipment, have no plans to incur research and development costs and anticipate that our staffing requirements will remain as they are.

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


Item 3.  Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1            Legal Proceedings

We are not subject to any legal proceedings. However, AngelCiti, our majority owned subsidiary, has been named in connection with the following actions:

In September of 2003, AngelCiti and its officers and directors were named as defendants in the matter known as FCC Enforcement Company successors in interest to AMPS Wireless Data vs. AngelCiti Entertainment, Inc., George Gutierrez, Dean Ward, et. al. This suit was filed in the Scottsdale Justice Court of the State of Arizona in and for the County of Maricopa, and alleged, among other things that AngelCiti violated The Telephone Consumer Protection Act of 1991 (the "Telephone Consumer Protection Act") by sending certain unsolicited fax advertisements to certain parties in violation of the Telephone Consumer Protection Act.

In October of 2003, AngelCiti and its officers and directors were named as defendants in the matter known as FCC Enforcement Company successors in interest to Crossroads of Life Christian Books and Gifts vs. AngelCiti Entertainment, Inc., George Gutierrez, Dean Ward, et. al. This suit was filed in the Peoria Justice Court of the State of Arizona in and for the County of Maricopa, and alleged, among other things that AngelCiti violated The Telephone Consumer Protection Act of 1991 (the "Telephone Consumer Protection Act") by sending certain unsolicited fax advertisements to certain parties in violation of the Telephone Consumer Protection Act.

Each case sought unspecified damages. The matters alleged in the aforementioned lawsuits relate to Baroda and its activities rather to AngelCiti and its activities. AngelCiti's attorneys have filed motions to dismiss these matters, as the lawsuits do not allege any wrongdoing on AngelCiti's part. Despite the foregoing, we have accrued $12,500 in our financial statements and recorded the same as a reserve for settlement payable. As these litigation matters contain allegations involving facts attributable to Baroda, Baroda has agreed to reimburse us for this expense and all other related expenses associated with this litigation.


Item 2.  Changes in Securities and Use of Proceeds.

We have not sold any of our securities during the first calendar quarter of this year. However, on February 10, 2003, we initiated a Regulation "S" offering to sell up to 144,000,000 post splits shares of our restricted common shares. These Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. Shares sold pursuant to this Regulation S offering as well as shares sold upon the exercise of certain options during the first quarter of 2004 and through May 7, 2004 are described below:

         During January 2004, AngelCiti received $26,719 on a stock subscription receivable.

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

         On January 26, 2004, AngelCiti issued 75,000 shares at $.056 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,242

         On January 26, 2004, AngelCiti issued 40,000 shares at $.050 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,020.

         On January 26, 2004, AngelCiti issued 130,000 shares at $.053 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,946.

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

         On March 03, 2004, AngelCiti issued 3,572,525 shares at $.0097 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 34,552.

         On March 9, 2004, AngelCiti issued 224,093 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $8,216 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On March 09, 2004, AngelCiti issued 3,360,480 shares at $.0092 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $30,930.

         On March 17, 2004, AngelCiti issued 1,231,488 shares at $.01185 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,596.

         On March 29, 2004, AngelCiti issued 560,000 shares and subscribed 158,000 totalizing 718,000 shares at $.0093 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,717.

         On March 29, 2004, AngelCiti issued 525,000 shares and subscribed 35,000 totalizing 560,000 shares at $.008307 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,652.

         On March 29, 2004, AngelCiti issued 200,000 shares at $.0638 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $12,762.

         On March 29, 2004, AngelCiti issued 27,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,909.

         On March 29, 2004, AngelCiti issued 100,000 shares at $.0606 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,060.

         On March 29, 2004, AngelCiti issued 100,000 shares at $.06545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $6,545.

         On March 29, 2004, AngelCiti issued 150,000 shares at $.0698 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $10,480.

         On April 5, 2004, AngelCiti issued 1,667,851 shares at $.00893 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,905.

         On April 6, 2004, AngelCiti issued 295,882 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $10,859 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On April 15, 2004, AngelCiti issued 3,000 Series A preferred shares each to George Gutierrez and Dean Ward, its executive officers, as compensation for past services. Our board has valued each block of 3,000 Series A preferred shares and services rendered in exchange for the same at $10,000. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On April 15, 2004, AngelCiti issued 494,000 shares at $.0108 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,644.

         On April 19, 2004, AngelCiti issued 175,505 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $6,441 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On April 20, 2004, AngelCiti issued 2,280,468 shares at $.010651 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $24,291.

         On April 20, 2004, AngelCiti issued 100,000 shares at $.04040 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

         On April 20, 2004, AngelCiti issued 110,000 shares at $.03672 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,040.

         On April 20, 2004, AngelCiti issued 50,000 shares at $.0372026 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,860.

         On April 20, 2004, AngelCiti issued 100,000 shares at $.0402 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,020.

         On April 20, 2004, AngelCiti issued 100,000 shares at $.04545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $4,545.

         On April 20, 2004, AngelCiti issued 90,000 shares at $.042077 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,787.

         On May 5, 2004, AngelCiti issued 80,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,800.

         On May 5, 2004, AngelCiti issued 69,100 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,419.

         On May 5, 2004, AngelCiti issued 200,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $7,000.

         On May 5, 2004, AngelCiti issued 100,000 shares at $.035 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,500.

         On May 5, 2004, AngelCiti issued 4,085,259 shares at $.0355 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $145,027.

         On May 7, 2004, AngelCiti issued 100,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,400.

         On May 7, 2004, AngelCiti issued 60,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,040.

         On May 7, 2004, AngelCiti issued 105,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,570.

         On May 7, 2004, AngelCiti issued 70,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,380.

         On May 7, 2004, AngelCiti issued 80,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $2,720.

         On May 7, 2004, AngelCiti issued 50,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $1,700.

         On May 7, 2004, AngelCiti issued 100,000 shares at $.034 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,400.


Item 3.  Defaults upon senior securities - None


Item 4.  Submission of matters to a vote of security holders - None


Item 5.  Other information.

As of April 15, 2004, we sold George Gutierrez and Dean Ward, AngelCiti's executive officers, a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered and the return of 1,000,000 common shares of Omega, 500,000 of which had been owned by a company controlled by Mr. Gutierrez and 500,000 of which had been owned by a company controlled by Mr. Ward. Both transactions provide Messrs. Gutierrez and Ward with voting control of AngelCiti. While we now maintain a small common stock equity position in AngelCiti, AngelCiti is no longer our majority owned subsidiary or controlled by us, and its operations will no longer be consolidated with ours.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 1 hereof.
         2.    Financial Statement Schedules - None
         3.    Exhibits: 99.1

         (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

               Exhibit No. Description
               ----------- -----------
                  3.1      Articles of Incorporation, as amended*
                  3.2      Bylaws, as amended*
                  16.1 Letter re: change in certifying accountant letter from Chisholm and Associates to the Securities and Exchange Commission dated August 9, 2002**
                  16.2 Letter re: change in certifying accountant letter from Chisholm and Associates to the Securities and Exchange Commission dated August 9, 2002***
                  21.1     Names of Subsidiaries****
                  31.1     Rule 13a-14(a)/15d-14(a) Certification of Lawrence
                           Hartman
                  32.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                           8-K      filed on April 20, 2004

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Omega Ventures, Inc.

                                                     By: /s/ Lawrence Hartman
Dated: May 24, 2004                                      ---------------------
                                                         Lawrence Hartman, CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  May 24, 2004                  By: /s/ Lawrence Hartman
                                         ---------------------------------------
                                         Lawrence Hartman, CEO, CFO and Director