Form 10QSB
period 2004-06-30
OMEGA VENTURES INC
filed 2004-08-20
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2004

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

As of June 30, 2004 there were 23,566,333 outstanding shares of common stock, par value $0.01.

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              OMEGA VENTURES, INC.
                                  Balance Sheet
                                  June 30, 2004
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                              $   273,576
  Investment in marketable securities - available for sale              259,575
                                                                    -----------
TOTAL CURRENT ASSETS                                                $   533,151
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                  $     9,942
                                                                    -----------
TOTAL CURRENT LIABILITIES                                                 9,942
                                                                    -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                          235,663
  Additional paid-in capital                                          2,498,784
  Accumulated deficit                                                (2,461,867)
  Accumulated other comprehensive income                                250,629
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              523,209
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   533,151
                                                                    ===========

                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                                Three months ended June 30,     Six months ended June 30,
                                                                    2004           2003            2004            2003
                                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES
Consulting                                                     $         --    $    939,400    $         --    $    939,400
Depreciation                                                             --             933              --           2,333
Legal and professional fees                                           6,949             948           7,835           7,753
General and administrative                                               --              --           8,598          17,162
                                                               ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                              6,949         941,281          16,433         966,648
                                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                 (6,949)       (941,281)        (16,433)       (966,648)
                                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Gain on sale of preferred stock                                     250,000              --         250,000              --
Gain on sale of available for sale marketable securities             94,614              --          94,614              --
Gain on investment                                                       --         939,239              --         939,239
Gain on debt settlement                                                  --         153,933              --         153,933
Other income                                                             --              --              --          22,326
Interest expense                                                         --            (487)             --          (1,217)
                                                               ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                                  344,614       1,092,685         344,614       1,114,281
                                                               ------------    ------------    ------------    ------------

Net Income from Continuing Operations                          $    337,665    $    151,404    $    328,181    $    147,633
                                                               ============    ============    ============    ============

DISCONTINUED OPERATIONS
  Income (Loss) from operations of discontinued component
  (including gain on disposal of $1,518,789 in 2004 periods)      1,555,496        (382,871)      1,457,808        (503,556)
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) ON DISCONTINUED OPERATIONS                          1,555,496        (382,871)      1,457,808        (503,556)
                                                               ------------    ------------    ------------    ------------

Net Income (Loss)                                              $  1,893,161    $   (231,467)   $  1,785,989    $   (355,923)
                                                               ============    ============    ============    ============

Net Income (Loss) Per Share - Basic and Diluted

Income (Loss) from continuing operations                       $       0.01    $       0.01    $       0.01    $       0.01
Income (Loss) from discontinued operations                     $       0.07    $      (0.02)   $       0.06    $      (0.02)
                                                               ------------    ------------    ------------    ------------

Net Income (Loss) Per Share - Basic and Diluted                $       0.08    $      (0.01)   $       0.07    $      (0.01)
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         during the year - basic and diluted                     23,731,168      24,566,333      24,148,751      24,566,333
                                                               ============    ============    ============    ============

                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                            Statements of Cash Flows
                                   (Uaudited)

                                                                    Six months ended June 30,
                                                                      2004           2003
                                                                   -----------    -----------
Cash Flows from Operating Activities:
Net income (loss)                                                  $ 1,785,989    $  (355,923)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation                                                                --         17,826
Bad debts                                                                   --         13,594
Amortization of cash and stock based deferred expenses                      --        100,000
Recognition of dererred license fee                                         --         90,000
Gain on sale of preferred stock                                       (250,000)            --
Gain on sale of available for sale marketable securities               (94,614)            --
Gain on disposal of subsidiary, net                                 (1,457,808)            --
Gain on investment                                                          --       (939,239)
Consulting expenses                                                         --        939,400
Gain on debt settlement, related party                                      --       (153,933)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                       --         (8,360)
  Prepaid and other assets                                                  --        (33,694)
Increase (decrease) in:
  Accounts payable and accrued liabilities                              (5,411)       (52,652)
  Accrued royalty payable                                                   --         (9,184)
  Accrued interest payable                                                  --            103
  Accrued interest payable - related party                                  --          1,217
  Customer deposits and payouts due                                         --        (23,729)
  Payroll taxes payable                                                     --         (4,021)
  Net liabilities from discontinued operations                              --         (2,805)
  Other                                                                     --         (4,599)
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (21,844)      (425,999)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of preferred stock                                200,000             --
  Proceeds from sale of available for sale marketable securities        95,420             --
  Cash acquired from acquisition                                            --             75
                                                                   -----------    -----------
NET PROVIDED BY IN INVESTING ACTIVITIES                                295,420             75
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs             --        413,637
  Proceeds from note payable                                                --        102,500
  Deferred Licence Fee                                                      --         (5,000)
  Repayment of loan payable - related party                                 --       (115,122)
                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   --        396,015
                                                                   -----------    -----------

Net Increase in Cash                                               $   273,576    $   (29,909)

Cash at Beginning of Period                                                 --         44,595
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   273,576    $    14,686
                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                      $        --    $        --
                                                                   ===========    ===========
     Taxes                                                         $        --    $        --
                                                                   ===========    ===========
     Return and cancellation of common stock (1,000,000 shares)    $    50,000    $        --
                                                                   ===========    ===========
     Stock subscription receivable                                 $        --    $    33,069
                                                                   ===========    ===========

                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  -------------
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company's Form 10-KSB. Also see June 30, 2004 Form 10-QSB for AngelCiti Entertainment, Inc. and related significant information, some of which is consolidated herein. See Note 2(A).

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS AND DIVESTITURE OF CONTROLLED SUBSIDIARY

         Omega Ventures, Inc. ("Omega") was incorporated in the state of Nevada on May 14, 1999. The Company sold its subsidiary, Worldwide Management S.A. (D/B/A Worldwide Capital Holdings) ("Worldwide") to AngelCiti Entertainment, Inc. (F/K/A iChance International, Inc.) ("AngelCiti") in January 2003. The transaction was accounted for as a recapitalization of Omega, reducing its voting interest in Worldwide to 88% at that time.

         Pursuant to SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries", Omega, although it did not have common stock ownership exceeding 50% of AngelCiti's outstanding common stock (approximately 5% through common stock ownership), Omega held 14,000 shares of AngelCiti Series A, voting preferred stock, that by the stated rights of the voting privileges, Omega had voting control.

         Omega Ventures, Inc. and its former majority controlled subsidiaries, AngelCiti, Worldwide Management and First National Consulting, Inc. ("FNC"), herein are collectively referred to as the "Company."

         AngelCiti's subsidiary, Worldwide, was incorporated in Costa Rica in 2002, and acquired by AngelCiti on January 20, 2003. The transaction was accounted for as a recapitalization of Worldwide. AngelCiti acquired FNC, a Belize Corporation, and related party in September 2003.

         The Company's former majority controlled subsidiary, AngelCiti, is a software licensor and administers software-based games of chance through the Internet. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  -------------
                                   (UNAUDITED)


         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti effective April 15, 2004 and accordingly, effective April 16, 2004, Omega no longer controls or consolidates the accounts of AngelCiti (see Notes 2(B), 3(A), 4(A), 4(B) and 5). The disposal of AngelCiti is accounted for as discontinued operations (see Note 3(C)).

         (B) PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of Omega and its majority controlled subsidiaries AngelCiti, Worldwide and FNC through April 15, 2004 (see Note 2(A)). From April 16, 2004 through June 30, 2004, the financial statements are no longer consolidated and the balance sheet reflected is that of Omega at June 30, 2004. The results of operations are consolidated for the period from January 1, 2004 through April 15, 2004. For the period from April 16, 2004 through June 30, 2004, Omega reports only its results of operations. All significant intercompany accounts and transactions were eliminated in consolidation.

         (C) REVENUE RECOGNITION

         Following the guidance of Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), and the AICPA's guidance on revenue recognition for casinos, casino revenue is the net win from complete gaming activities, which is the difference between gaming wins and losses. Additionally, the value of promotional bonus dollars provided to customers is netted with revenues.

         The total amount wagered ("handle") was $20,325,767 and $32,718,939 for the six months ended June 30, 2004 and 2003, respectively. The relationship of net casino revenues to handle ("hold percentage") was 2.44% and 1.61% for the six months ended June 30, 2004 and 2003, respectively. Omega has accounted for its consolidated share of net casino revenue generated by AngelCiti through April 15, 2004 as part of income from operations of discontinued component in the accompanying statements of operations. No revenues were generated by the Company for the period from April 16, 2004 through June 30, 2004.

         (D) MARKETABLE SECURITIES

         The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note 3(A)).

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  -------------
                                   (UNAUDITED)


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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and six months ended June 30, 2004.

         (E) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and investments in marketable securities.

         The Company maintains one bank account, which is insured by the FDIC up to $100,000. The amount in excess of the insured limit was $78,158 as of June 30, 2004.

         The Company holds approximately 9,613,904 common shares of AngelCiti's publicly traded stock at June 30, 2004 having a fair value of $259,575. At June 30, 2004, 100% of the Company's investments in marketable securities held were in AngelCiti, the Company's former subsidiary (see Notes 3(A), 4(A) and 5).

         (F) INCOME TAXES

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

         (G)  NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  -------------
                                   (UNAUDITED)


         convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. At June 30, 2004, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (H) RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the three and six months ended June 30, 2004 (see Note 3(C)).

         (I) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 presentation.

NOTE 3   MARKETABLE SECURITIES, SALE OF INVESTMENT IN PREFERRED STOCK AND
-------------------------------------------------------------------------
         DISPOSAL OF SUBSIDIARY
         ----------------------

         (A)  AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at June 30, 2004, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale. The composition of marketable securities at June 30, 2004 is as follows:

                                    Cost          Fair Value     Unrealized Gain
                                  --------        ----------     ---------------
         Common stock             $  8,946         $259,575         $250,629
                                  ========         ========         ========

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  -------------
                                   (UNAUDITED)


         On April 16, 2004, subsequent to the transfer of control and the sale of 14,000 shares of Series A, preferred stock held in its former subsidiary, AngelCiti (see Notes 2(A), 4(A) and 5), the Company held approximately 11,320,000 shares of AngelCiti having a cost basis of $9,750.

         During the three and six months ended June 30, 2004, the Company sold 1,706,096 shares of AngelCiti for proceeds of $95,418. In connection with this sale of marketable securities, during the three and six months ended June 30, 2004, the Company recognized a gain on sale of available for sale marketable securities of $94,614. The cost of the securities sold were determined by using the specific identification method.

         The cost of the initial investment was determined as a result of a recapitalization occurring on June 20, 2003 between the Company and its former subsidiary, AngelCiti. At June 30, 2004, the remaining cost basis was $8,946. Thus, as a result of the sale of the 1,706,096 shares of AngelCiti, Omega reduced its costs basis by $804.

         At June 30, 2004, the Company held 9,613,904 shares of AngelCiti common stock classified as available for sale having a fair value of $259,575.

         There was no investment income or expense for the three and six months ended June 30, 2004, respectively.

         (B) SALE OF INVESTMENT IN PREFERRED STOCK

         On February 26, 2003, the Board of Directors of AngelCiti adopted a resolution to authorize 50,000 shares of voting preferred stock, Series A, $0.001 par value. Under the terms of the preferred stock, Series A, each share of this preferred stock can vote in a ratio of 20,000 shares of common stock for each share of preferred stock held. The holders of preferred stock, Series A, had no stated liquidation rights senior to the Company's common stock or any other class of preferred stock. There were 14,000 shares of Series A, Preferred Stock issued and outstanding at April 15, 2004, all preferred shares were held solely by the Company.

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock it held as an investment in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti (see Notes 2(A), 3(A), 4(B) and 5). In connection with the sale of the Series A, preferred stock, the Company recognized a gain on sale of preferred stock totaling $250,000 for the three and six months ended June 30, 2004, respectively.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  -------------
                                   (UNAUDITED)

         (C) GAIN ON DISPOSAL OF SUBSIDIARY

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations" ("SAB 93") and SFAS No. 144, in connection with the sale of the 14,000 shares of Series A, preferred stock to two separate officers of AngelCiti (see Notes 2(H), 3(A) and 5), the Company recorded its proportionate share of net losses in the former subsidiary for the period from January 20, 2003 through December 31, 2003 by debiting accumulated deficit and crediting gain on disposal of subsidiary totaling $1,457,808. For the period January 1, 2004 through April 15, 2004, the Company recorded its proportionate share of net losses in the former subsidiary by debiting loss from operations on discontinued component and crediting gain on disposal of subsidiary totaling $60,981.

NOTE 4   INCOME TAXES
---------------------

There was no income tax expense for the six months ended June 30, 2004 due to the Company's net losses and utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the six months ended June 30, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

Computed "expected" tax expense (benefit)                        $(320,647)
Change in valuation allowance                                      320,647
                                                                 ---------
                                                                 $      --
                                                                 =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward                                  $ 320,647
                                                                 ---------
Total gross deferred tax assets                                    320,647
Less valuation allowance                                          (320,647)
                                                                 ---------
Net deferred tax assets                                          $      --
                                                                 =========

The Company has a net operating loss carryforward of approximately $943,078 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004 (See Notes 2(A), 3(B) and 3(C)).

NOTE 5   RELATED PARTY TRANSACTIONS
-----------------------------------

On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti (see Notes 3(A) and 3(B)).

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion with regard to our financial condition and operating results contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among other things, our inability to consummate an acquisition of an operating business on terms favorable to us or, in the event we do consummate the transaction contemplated, our inability to successfully manage and operate the combined business.

The discussion of our financial condition and plan of operation should be read in conjunction with our unaudited condensed financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

As of April 15, 2004, we sold to George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our former majority controled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. As of that date, we maintained a small common stock equity position in AngelCiti and have since begun to sell these shares in the open market. As of April 15, 2004, AngelCiti was no longer our majority controlled subsidiary or controlled by us. Its operations were consolidated with ours up through that date.

FINANCIAL RESULTS FOR THE QUARTER ENDED JUNE 30, 2004

We recorded no operating income during the quarter ended June 30, 2004, but recorded $1,555,496 of income from discontinued operations, $250,000 of gain on the sale of AngelCiti preferred stock and $94,614 of gain on the sale of AngelCiti common stock during the same period. While the sale of our AngelCiti preferred shares and gain from discontinued operations are non-recurring events, we intend to sell additional AngelCiti common shares in the future as market conditions permit.

As of the date of this Report, we have no operations and are seeking a merger, combination or consolidation with a suitable candidate. As of the date of this Report, we have not identified any such candidate. We do not expect to generate operating revenue or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or an acquisition of an operating company, there can be no assurance that the combined entity will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash of $273,576, marketable securities of $259,575, liabilities of $9,942 and working capital of $523,209. We intend to sell additional AngelCiti common shares in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

PLAN OF OPERATION

We intend to devote substantially all of our time identifying a merger or acquisition candidate and consummating a merger or acquisition transaction thereafter. We are in the process of evaluating certain candidates engaged in the health care/pharmaceutical industries but may expand our search to companies engaged in other industries. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, marketable securities, or other funding sources available to us. We currently have no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

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

Item 2.  Changes in Securities and Use of Proceeds.

We have not sold any of our securities during the second calendar quarter of this year. However, on April 15, 2004, we sold George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information.

As of April 15, 2004, we sold George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. While we now maintain a small common stock equity position in AngelCiti, AngelCiti is no longer our majority controlled subsidiary or controlled by us, and its operations are no longer being consolidated with ours.

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

         (c) Reports on Form 8-K filed during the three months ended June 30, 2004. (Incorporated by reference):

                           8-K      filed on April 20, 2004

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Omega Ventures, Inc.



         Dated: August 20, 2004             By: /s/ Lawrence Hartman
                                               --------------------------------
                                                    Lawrence Hartman, CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Dated: August 20, 2004             By: /s/ Lawrence Hartman
                                               --------------------------------
                                                    Lawrence Hartman, CEO
                                                    CFO and Director