Form 10QSB
period 2004-09-30
OMEGA VENTURES INC
filed 2004-11-15
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2004

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

                                 Yes [ ] No [x]

As of September 30, 2004 there were 23,566,333 outstanding shares of common stock, par value $0.01.

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                            OMEGA VENTURES, INC.
                                BALANCE SHEET

                                 (UNAUDITED)

                                   ASSETS

CURRENT ASSETS
  Cash                                                            $    25,086
  Investment in marketable securities - available for sale             76,911
  Investment in non-marketable securities - at cost                    60,216
  Convertible promissory note receivable                              261,000
  Accrued interest receivable                                           4,505
                                                                  -----------
TOTAL CURRENT ASSETS                                              $   427,718
                                                                  -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $    15,189
  Loan payable                                                         60,000
                                                                  -----------
TOTAL CURRENT LIABILITIES                                              75,189
                                                                  -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                        235,663
  Additional paid-in capital                                        2,498,783
  Accumulated deficit                                              (2,454,250)
  Accumulated other comprehensive income                               72,333
                                                                  -----------
TOTAL STOCKHOLDERS' EQUITY                                            352,529
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   427,718
                                                                  ===========

            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------    -------------------------------
                                                         2004              2003              2004                2003
                                                    ------------      ------------      ------------      ------------
OPERATING EXPENSES
Consulting                                          $         --      $         --      $         --      $    939,400
Depreciation                                                  --                --                --             2,333
Legal and professional fees                                7,921             2,491            15,756            10,244
General and administrative                                 1,805                --            10,403            17,162
                                                    ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                   9,726             2,491            26,159           969,139
                                                    ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                      (9,726)           (2,491)          (26,159)         (969,139)
                                                    ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Gain on sale of preferred stock                               --                --           250,000                --
Gain (loss) on sale of available
  for sale marketable securities                          (4,762)               --            89,852                --
Gain on sale of non-marketable securities                 17,600                --            17,600
Gain on investment                                            --                --                --           939,239
Gain on debt settlement                                       --                --                --           153,933
Other income                                                  --                --                --            22,326
Other Expenses                                                --           (37,527)               --           (37,527)
Interest income                                            4,505                --             4,505                --
Interest expense                                              --                --                --            (1,217)
                                                    ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                              17,343           (37,527)          361,957         1,076,754
                                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS        $      7,617      $    (40,018)     $    335,798      $    107,615
                                                    ============      ============      ============      ============

DISCONTINUED OPERATIONS
  Income (Loss) from operations of
    discontinued component
    (including gain on disposal of
    $1,518,789 in 2004 periods)                               --          (380,509)        1,457,808          (883,402)
                                                    ------------      ------------      ------------      ------------
INCOME (LOSS) ON DISCONTINUED OPERATIONS                      --          (380,509)        1,457,808          (883,402)
                                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                   $      7,617      $   (420,527)     $  1,793,606      $   (775,787)
                                                    ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED

Income (Loss) from continuing operations            $         --      $     (0.002)     $      0.014      $      0.004
Income (Loss) from discontinued operations          $         --      $     (0.015)     $      0.062      $     (0.036)
                                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED     $         --      $     (0.017)     $      0.076      $     (0.032)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      DURING THE YEAR - BASIC AND DILUTED             23,953,194        24,566,333        23,566,333        24,566,333
                                                    ============      ============      ============      ============

            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                          2004            2003
                                                                       -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $ 1,793,606      $(775,787)
Adjustments to reconcile net income (loss) to net cash Provided By
     (Used in) operating activities:
Depreciation and amortization                                                   --         19,226
Bad debts                                                                       --         38,070
Amortization of cash and stock based deferred expenses                          --        150,000
Recognition of deferred expense and consulting fees                             --        159,167
Consulting expenses                                                             --        939,400
Gain on investment                                                              --       (939,238)
Gain on debt settlement, related party                                          --       (153,933)
Gain on sale of preferred stock                                           (250,000)            --
Gain on sale of available for sale marketable securities                   (89,852)            --
Gain on sale of non-marketable securities                                  (17,600)            --
Gain on disposal of subsidiary, net                                     (1,457,808)            --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                           --        (32,836)
  Prepaid expenses and other                                                    --         (4,659)
  Other                                                                         --           (588)
  Accrued interest receivable                                               (4,505)            --
Increase (decrease) in:
  Accounts payable and accrued liabilities                                   8,914          4,029
  Accounts payable, related party                                               --          5,000
  Accrued royalty payable                                                       --        (10,184)
  Customer deposits and payouts due                                             --           (268)
  Payroll taxes payable                                                         --           (912)
  Accrued interest payable                                                      --          1,287
  Accrued interest payable, related party                                       --          1,217
  Other                                                                         --         (4,770)
  Net liabilities from discontinued operations                                  --         (2,805)
                                                                       -----------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (17,245)      (608,584)
                                                                       -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from acquisition                                                --             75
  Proceeds from sale of preferred stock                                    200,000             --
  Proceeds from sale of available for sale marketable securities            85,947             --
  Proceeds from sale of non-marketable securities                           17,384             --
  Disbursements for convertible prommisory note receivable                (261,000)            --
                                                                       -----------      ---------
NET PROVIDED BY INVESTING ACTIVITIES                                        42,331             75
                                                                       -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                            --        585,749
  Repayment of loan payable - related party                                     --       (111,828)
  Proceeds from loan payable                                                    --        126,461
                                                                       -----------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       --        600,382
                                                                       -----------      ---------

Net Increase (decrease) in Cash                                        $    25,086      $  (8,127)

Cash at Beginning of Period                                                     --         44,595
                                                                       -----------      ---------

CASH AT END OF PERIOD                                                  $    25,086      $  36,468
                                                                       ===========      =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                           $        --      $      --
                                                                       ===========      =========
    Taxes                                                              $        --      $      --
                                                                       ===========      =========
    Return and cancellation of common stock
      (1,000,000 shares)                                               $    50,000      $      --
                                                                       ===========      =========
    Stock subscription receivable                                      $        --      $     540
                                                                       ===========      =========
    Acquisition of non-marketable securities
      (1,800,000 shares of Midas)                                      $    60,000      $      --
                                                                       ===========      =========

            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company's Form 10-KSB. Also see September 30, 2004 Form 10-QSB for AngelCiti Entertainment, Inc. and related significant information, some of which is consolidated herein. (See Note 2(A))

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Pursuant to SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries", although it did not have common stock ownership exceeding 50% of AngelCiti's outstanding common stock (approximately 5% through common stock ownership), Omega held 14,000 shares of AngelCiti Series A, voting preferred stock, that by the stated rights of the voting privileges, provided Omega voting control.

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

         Omega's operating focus is online marketing and it operates a website known as casinopaycheck.com, which serves as a customer referral service for online casinos. The Company has not generated any revenues from this business through September 30, 2004.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti effective April 15, 2004 and accordingly, effective April 16, 2004, Omega no longer controls or consolidates the accounts of AngelCiti (see Notes 2(B), 3(A), 4(A) and 7). The disposal of AngelCiti is accounted for as discontinued operations (see Note 3(D)).

         (B) PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of Omega and its majority-controlled subsidiaries AngelCiti, Worldwide and FNC through April 15, 2004 (see Note 2(A)). From April 16, 2004 through September 30, 2004, the financial statements are no longer consolidated and the balance sheet reflected is that of Omega at September 30, 2004. The results of operations are consolidated for the period from January 1, 2004 through April 15, 2004. For the period from April 16, 2004 through September 30, 2004, Omega reports only its results of operations. All significant intercompany accounts and transactions are eliminated in consolidation.

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

         The total amount wagered ("handle") was $27,780,763 and $ 43,255,602 for the nine months ended September 30, 2004 and 2003, respectively. The relationship of net casino revenues to handle ("hold percentage") was 4.2% and 1.71% for the nine months ended September 30, 2004 and 2003, respectively. Omega has accounted for its consolidated share of net casino revenue generated by AngelCiti through April 15, 2004 as part of income from operations of discontinued component in the accompanying statements of operations. No revenues were generated by the Company for the period from April 16, 2004 through September 30, 2004.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

         (D) MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

         The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note 3(A)).

         Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three and nine months ended September 30, 2004.

         (E) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 96,138 common shares of AngelCiti's publicly traded common stock at September 30, 2004 having a fair value of $76,911. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 2,007,216 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at September 30, 2004 having a cost basis of $60,216. All Midas shares are currently being treated as non-marketable securities. (See
         Note 3(B))

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

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

         assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (G) NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At September 30, 2004, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (H) RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 (see Note 3(D) and 7).

         (I) RECLASSIFICATIONS

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 AVAILABLE FOR SALE MARKETABLE SECURITIES, NON-MARKETABLE SECURITIES, SALE OF INVESTMENT IN PREFERRED STOCK AND DISPOSAL OF SUBSIDIARY

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at September 30, 2004, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the nine months ended September 30, 2004, the Company sold 41,277 shares of AngelCiti common stock for net proceeds of $85,947.

         During the three and nine months ended September 30, 2004, the Company recognized a gain (loss) on sale of non-marketable securities of ($4,762) and $89,852, respectively.

         The composition of marketable securities at September 30, 2004 is as follows:

                                        COST   FAIR VALUE    UNREALIZED GAIN
                                       ------  ----------    ---------------
         Common stock                  $4,578    $76,911          $72,333
                                       ======    =======          =======

         On April 16, 2004, subsequent to the transfer of control and the sale of 14,000 shares of Series A, preferred stock held in its former subsidiary, AngelCiti (see Notes 2(A), 3(D) and 7), the Company hold approximately 11,320,000 shares of AngelCiti having a cost basis of $9,750.

         There was no investment income or expense for the three and nine months ended September 30, 2004, respectively.

         (B) NON-MARKETABLE SECURITIES

         In July 2004, the Company borrowed $54,000 from an unrelated 3rd party (see Note 6) to purchase 1,800,000 common shares of Midas. Effectively, the cost basis of Midas is $0.03 per share. Although Midas is traded on the pink sheets and has a daily quotation, the stock is thinly traded and has activity representing that solely of its insiders. As a result, management has determined that SFAS No. 115 will not be applied to the Company's holdings of Midas common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there will be no associated unrealized gains and losses.

         In August 2004, the company borrowed $6,000 from an unrelated 3rd party (see Note 6) to purchase 200,000 shares of Midas Entertainment having a cost basis of $ 6,000 or $0.03 per share.

         In summary, a total of 2,000,000 shares were acquired for a loan payable of $60,000. During the nine months ended September 30, 2004, the Company sold 17,000 shares of Midas for net proceeds of $17,384.

         During the three and nine months ended September 30, 2004, the Company recognized a gain on sale of non-marketable securities of $17,600 and $17,600, respectively.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

         During the nine months ended September 30, 2004, AngelCiti issued a dividend to its shareholders. For each share of AngelCiti stock held, all shareholders would receive on a one-for-one basis, shares in Midas. The Company received 24,216 shares.

         Activity for Midas during the nine months ended September 30, 2004 was as follows:

         Shares acquired                                      2,000,000
         Dividend shares received                                24,216
         Shares sold                                            (17,000)
                                                              ---------
         Balance of shares at September 30, 2004              2,017,216
                                                              =========

         The composition of non-marketable securities at September 30, 2004 is as follows:

                                        Cost     Fair Value    Unrealized Gain
                                      -------    ----------    ---------------
         Common stock                 $60,216      $60,216         $    --
                                      =======      =======         =======
         There was no investment income or expense for the three and nine months ended September 30, 2004, respectively.

         (C)  SALE OF INVESTMENT IN PREFERRED STOCK

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

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock it held as an investment in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti (see Notes 2(A), 3(D), and 7). In connection with the sale of the Series A, preferred stock, the Company recognized a gain on sale of preferred stock totaling $0 and $250,000 for the three and nine months ended September 30, 2004, respectively.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

         (D) GAIN ON DISPOSAL OF SUBSIDIARY

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations" ("SAB 93") and SFAS No. 144, in connection with the sale of the 14,000 shares of Series A, preferred stock to two separate officers of AngelCiti (see Notes 2(H), and 7), the Company recorded its proportionate share of net losses in the former subsidiary for the period from January 20, 2003 through December 31, 2003 by debiting accumulated deficit and crediting gain on disposal of subsidiary totaling $1,457,808. For the period January 1, 2004 through April 15, 2004, the Company recorded its proportionate share of net losses in the former subsidiary by debiting loss from operations on discontinued component and crediting gain on disposal of subsidiary totaling $60,981.

NOTE 4   INCOME TAXES

There was no income tax expense for the nine months ended September 30, 2004 due to the Company's net losses and utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:


Computed "expected" tax expense (benefit)                 $(318,057)
Change in valuation allowance                               318,057
                                                          ---------
                                                          $      --
                                                          =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward                             318,057
                                                          ---------
Total gross deferred tax assets                             318,057
Less valuation allowance                                   (318,057)
                                                          ---------
Net deferred tax assets                                   $      --
                                                          =========

The Company has a net operating loss carryforward of approximately $935,461 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004 (See Notes 2(A), 3(D) and 7).

NOTE 5   CONVERTIBLE PROMISSORY DEBENTURE (NOTE RECEIVABLE)

On July 29, 2004, the Company issued a 10%, convertible promissory note receivable with a stated amount of $261,000. The note receivable matures on July 29, 2005. At the option of the holder, $300 of principal can be converted for 500 shares. As of September 30, 2004, there have been no conversions of any outstanding principal related to the note receivable. At September 30, 2004, the Company reflects a balance of $261,000 relating to the convertible promissory note receivable and related accrued interest receivable of $4,505. For the three

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

and nine months ended September 30, 2004, the Company recognized $4,505 of interest income.

NOTE 6   LOAN PAYABLE

In July and August 2004, the Company borrowed $60,000 from an unrelated 3rd party in order to purchase 2,000,000 shares of Midas common stock. The loan was non-interest bearing, unsecured and due on demand. (See Notes 3(B)).

NOTE 7   RELATED PARTY TRANSACTIONS

On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti (see Notes 3(A) and 3(C)).

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

As of April 15, 2004, we sold to George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our former majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. As of that date, we maintained a small common stock equity position in AngelCiti and have since begun to sell these shares in the open market. As of April 15, 2004, AngelCiti was no longer our majority controlled subsidiary or controlled by us. Its operations were consolidated with ours up through that date.

In July of 2004, we loaned $261,000 to Midas Entertainment, Inc., an administrator and sub-licensor of online poker websites ("Midas"), pursuant to the terms of a one-year, 10% convertible debenture that allows us to convert this indebtedness, at our option, into common shares of Midas at the rate of $0.60 per share. As of the date of this Report, we have not converted this indebtedness to Midas common shares and have not made a determination as to whether we will do so when the loan from Midas matures.

FINANCIAL RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2004

We recorded no operating income during the quarter ended September 30, 2004, but recognized $4,505 of interest income and a net gain of $12,838 on the sale of investment securities during this period. We had no comparable income for the same period of last year. For the three months ending September 30, 2004, we realized net income from continuing operations of $7,617, as contrasted with a net loss from continuing operations of $40,018 for the same period of last year. For the nine months ending September 30, 2004, we realized net income from continuing operations of $335,798 as contrasted with net income from continuing operations of $107,615 for the same period of the prior year. Results for the nine months ending September 30, 2004 included income aggregating $107,452 upon the sale of AngelCiti and Midas common stock and a one time, non-recurring gain of $250,000 upon the sale of all preferred shares of AngelCiti that we had owned. For the nine months ending September 30, 2003, we realized non-recurring income of $1,093,172 associated with gain on investment and settlement of debt. While the sale of our AngelCiti preferred shares is a non-recurring events, we intend to sell additional AngelCiti common shares that we own in the future, as market conditions permit.

As of the date of this Report, we have no operations and are seeking a merger, combination or consolidation with a suitable candidate. As of the date of this Report, we have not definitively identified any such candidate. We do not expect to generate operating revenue or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or an acquisition of an operating company, there can be no assurance that the combined entity will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash of $25,086, marketable securities of $76,911, notes receivable and accrued interest of $265,505, liabilities of $75,189 and working capital of $352,529. We intend to sell additional AngelCiti common shares in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy our cash expenses for at least the next twelve months.

PLAN OF OPERATION

We intend to devote substantially all of our time identifying a merger or acquisition candidate and consummating a merger or acquisition transaction thereafter. We are in the process of evaluating certain candidates engaged in the health care/pharmaceutical industries but may expand our search to companies engaged in other industries. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, or marketable securities, or other funding sources available to us. We currently have no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

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


Item 2.  Changes in Securities and Use of Proceeds.

We did not sell any of our securities during the third calendar quarter of this year. However, on April 15, 2004, we sold George Gutierrez and Dean Ward, executive officers of a AngelCiti Entertainment, Inc., our former majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti.

Item 3.  Defaults upon senior securities - None


Item 4.  Submission of matters to a vote of security holders - None


Item 5.  Other information.

As of April 15, 2004, we sold George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our former majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. While we now maintain a small common stock equity position in AngelCiti, AngelCiti is no longer our majority controlled subsidiary or controlled by us, and its operations are no longer being consolidated with ours.


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

         (c) Reports on Form 8-K filed during the three months ended September 30, 2004. (Incorporated by reference):

             None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Omega Ventures, Inc.


         Dated: November 15, 2004           By: /s/ Lawrence Hartman
                                                --------------------------------
                                                    Lawrence Hartman, CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Date:  November 15, 2004           By:  /s/ Lawrence Hartman
                                                --------------------------------
                                                     Lawrence Hartman, CEO,
                                                     CFO and Director