Form 10KSB
period 2004-12-31
OMEGA VENTURES INC
filed 2005-02-25
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED: DECEMBER 31, 2004

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

STATE ISSUER' REVENUES FOR ITS MOST RECENT FISCAL YEAR. $1,809,978, OF WHICH $1,457,808 WAS FROM DISCONTINUED OPERATION.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT:         YES [ ]     NO  [X]

AS OF DECEMBER 31, 2004, THERE WERE 23,566,333 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01. THERE WAS NO MARKET VALUE FOR THESE SHARES.

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

We produced film festivals in five cities, which consisted of theater screenings of films not available to the general public through traditional outlets. Festivals typically included 30-40 films, including shorts, documentaries and full-length features. We produced music concerts in Los Angeles, California and in twelve other cities throughout the country. Revenues from film and music festivals were generated from promotional fees paid by musical artists and film makers, ticket sales for live events, event sponsorship, event program advertising and live event advertising sales.

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

On November 7, 2002, we entered into a Share Exchange Agreement with IChance International, Inc. ("IChance") to sell our wholly owned gaming subsidiary, Worldwide, for 21 million shares of IChance common stock, or approximately 88% of the outstanding common shares of IChance. The Share Exchange Agreement with IChance (the "IChance Agreement") closed on January 20, 2003. At that time, we owned approximately 88% of IChance, changed our name from AngelCiti Entertainment, Inc. to Omega Ventures, Inc., and IChance changed its name to AngelCiti Entertainment, Inc. ("AngelCiti"). As of December 31, 2003, we owned 11,320,000, or approximately 5.28%, of the outstanding common shares, and 100% of the outstanding Series A preferred shares of AngelCiti. By virtue of our ownership interest in these shares, we exercised voting control of AngelCiti and AngelCiti's operations had been presented as those of our subsidiary.

As of April 15, 2004, we sold to George Gutierrez and Dean Ward, executive officers of AngelCiti, a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. As of that date, we maintained a small common stock equity position in AngelCiti and have since begun to sell these shares in the open market. As of April 15, 2004, AngelCiti was no longer our majority controlled subsidiary or controlled by us. Its operations were consolidated with ours up through that date and are described in more detail below.

As of the date of this Report, we have no material operations and are seeking one or more acquisitions or a merger, combination or consolidation with one or more suitable candidates. We intend to effect an acquisition of or merger or other business combination with one or more operating companies by using a combination of our common stock, cash on hand, or other funding sources that we reasonably believe to be available. As of the date of this Report, we have not identified any such candidate. Nor can we give any assurance that we will do so, or successfully close such a transaction once a suitable candidate is identified. Until we do so, we are taking advantage of contacts that we have developed over the years and intend to offer consulting services to businesses engaged in on-line gaming or related activities. We intend to offer said services through a new wholly-owned subsidiary.

Until we can develop our consulting business, we do not expect to generate operating revenue or income, until such time as we effect a business combination with an operating company. We will, however, realize gains or losses upon the disposition of our portfolio of available for sale and other securities. In the event we do consummate a merger or an acquisition of an operating company, there can be no assurance that the combined entity will operate profitably.

OPERATIONS OF FORMER MAJORITY OWNED SUBSIDIARY AND PRODUCTS OFFERED

AngelCiti, our former majority owned subsidiary, owns the non-exclusive worldwide license to use, sublicense and exploit a gaming software product owned by Real Time Gaming (the "Software"). The Software is utilized pursuant to a renewable one-year software license agreement (the "License Agreement"). The License Agreement requires AngelCiti, through an operating subsidiary, to pay a fee to the licensor that is based upon a percentage of its ongoing revenues, subject to certain minimum monthly payments. The licensor provides updates and innovations to its Software technology, which eliminates AngelCiti's need to fund ongoing research and development expenses. The Software allows on-line casino operators to offer games of chance to their players, including Blackjack, Craps, Video Poker, Roulette, Bingo, Poker, Baccarat, Let Em Ride, War, Red Dog and various forms of online slot machines, as well as other games that may be developed by the licensor in the future. The Software allows real time interactivity within a user's own web browser, and provides access to an online casino through the use of a player's computer. The Software permits online casinos to offer odds in each game as would be expected from land-based games of chance. Players have the opportunity to win or lose in any given game, on any given day, just as one wins or loses in any land-based casino. The Software allows players to: i) play free of charge or open an account with AngelCiti's casino-customers; ii) fund their account with our casino-customers; and iii) place their funds at risk by betting on the outcome of casino games.

Customer deposits and withdrawals (in U.S. Dollars) are automatically applied by an online casino to its players' accounts and are effected by various means, which include credit cards, overnight express, western union, wire transfers and Neteller, as requested by the player on a case-by-case basis. Amounts due AngelCiti in connection with credit card payments are subject to holdbacks by the issuing credit card company as a reserve for potential dispute claims. These holdbacks enable the credit card issuer to withhold up to 10% of the receivables due AngelCiti for up to six months. To avoid the impact of such reserves, AngelCiti generally offers players an incentive in the form of playing credits to use an alternate form of payment. Players are free to withdraw all or a part of their winnings, review their account balances, or make additional deposits to their accounts at any time.

It is intended that all gaming operations are in compliance with the Code of Conduct of the Interactive Gaming Council, a gaming industry organization that has established certain on-line gaming protocols. Among other things, this Code requires on-line gaming operators to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. While this organization lacks any enforcement ability, AngelCiti has undertaken voluntary compliance with its conventions and has operated its business accordingly, as a matter of good business practice. Unfortunately, AngelCiti cannot guaranty that it will be able to successfully identify or curtail such compulsive gambling by its customers.

AngelCiti has the rights to use other gaming software in connection with its operations, but does not intend to incorporate these other software products into its operations. No assurance is given that it will ever do so, or do so successfully. Nor does AngelCiti develop or plan to develop its own gaming software. While AngelCiti believes that it can fully implement its business plan and achieve profitability, utilizing the its current software, alone, it remains dependant upon the success and ongoing viability of its current software and licensor.

AngelCiti utilizes the Software in connection with its administration of the SharkCasino.com online casino URL. This URL is owned by Equivest Opportunity Fund ("Equivest"). Equivest pays AngelCiti a fee pursuant to an agreement that gives AngelCiti the right to administer Equivest's online casino operations (collectively the "Equivest Agreement"). AngelCiti maintains Equivest's multi-language website on AngelCiti's servers, facilitates Equivest's gaming operations using the Software, and provides Equivest with online casino customer service and management functions. The Equivest Agreement provides for 95% of Equivest's net online casino revenues, as well as certain expenses, to be paid to AngelCiti. The original term of the Equivest Agreement continues through 2006 and renews automatically for successive one-year terms thereafter, unless AngelCiti elects not to renew the same. AngelCiti does not pursue other online casino operating customers. While AngelCiti's operations are principally limited to the administration and facilitation of Equivest's online casino operations, AngelCiti focuses its efforts towards the direction of additional players to Equivest's on-line casino site. As a result, AngelCiti's operations are wholly dependent upon the success of Equivest's online casino operations.

AngelCiti's operations are conducted through the use of company-owned computer servers that are located in the Kannawakee Reservation in Quebec, Canada. AngelCiti regularly backs up the data stored on its servers, but does not employ redundant servers to handle any interruption of primary server service. While the hosting of the Sharkcasino.com website and maintenance of AngelCiti's equipment is ultimately AngelCiti's responsibility, these hosting and maintenance services are provided by an on-line sports book operator that is controlled by AngelCiti's president. AngelCiti and Equivest, its on-line casino client, operate their respective businesses under the gaming licenses of this entity.

Online casino and poker operations are generally subject to applicable laws in the jurisdictions in which they offer services. Laws and regulations in these jurisdictions can and do have a material effect on the operations of AngelCiti, Midas and Equivest. Regulation over the online gaming industry may result in the imposition of taxes, licensing or other fees, or may result in the outright prohibition of such activities. Such regulation would have a material and adverse effect on our investment in AngelCiti and Midas.


CURRENT HOLDINGS

Given the recent surge in the worldwide popularity of poker, AngelCiti spun off its poker-related operations into Midas Entertainment, Inc. ("Midas"), a publicly traded company whose shares are traded on the over-the-counter pink sheets. Midas sub-licenses on-line poker software and administers on-line poker websites. As a result of the spin-off, we received 24,216 shares of Midas common stock and have since acquired an additional 1,800,000 shares of the same for an investment of $54,000 and an additional 200,000 upon receipt of a share dividend from a company in which we hold a minority interest. As of December 31, 2004, we owned 1,998,716 common shares of Midas. As of the date of this Report, we own 1,963,500 shares of Midas common stock. As of December 31, 2004, we were the holder of a Midas $261,000 face value convertible debenture. This debenture was convertible, at our option, into 435,000 shares of Midas common stock. As of the date of this Report, Midas repaid us $274,195, representing the entire principal amount of this debenture plus accrued interest of $13,194.

As of December 31, 2004, we owned 432,355 shares of AngelCiti common stock. These shares included 312,000 shares that we acquired upon conversion of 13 Series B convertible preferred shares that we had acquired in the fourth quarter of 2004 in exchange for $50,000 that we paid during the first calendar quarter of 2005. As of the date of this Report, we own 389,559 AngelCiti common shares. In July of 2004, we acquired a 19.8% minority interest in Golden Cornerstone Holdings, Inc., a closely held Texas corporation ("Golden Cornerstone") for $6,000. Golden Cornerstone paid a pro-rata dividend to its shareholders of its common stock interest in Midas. As a result of this dividend distribution, we were issued the 200,000 common shares of Midas referred to above. In October of 2004, we acquired 16,000 common shares of Xsunx, Inc., a publicly traded bulletin board company ("Xsunx"). These shares were purchased for cash in open market purchases. As of December 31, 2004 we owned 6,000 of said shares. As of the date of this Report, we no longer own any Xsunx shares.

In September of 2000, we owned 50,000 shares of Communications Research, Inc. ("CRI"), a company controlled by Carl Ceragno, one of our directors. CRI is currently a publicly traded company and its common shares are traded on the over-the-counter bulletin board under the trading symbol of "CRHI". As of the date of this Report, we own 50,000 CRI common shares. However, these shares are being carried on our books at a value of $0.


COMPETITION

It is likely that any business that we acquire or merge with will be subject to significant competition. It is anticipated that many competitors will have financial resources far greater than ours and will have greater leverage in attracting product and/or management and other personnel. The level of competition that we will face will also depend upon the existence or non-existence of significant barriers to entry into those businesses that we acquire or merge with.


EMPLOYEES

         As of the date of this Report, our president, Lawrence Hartman, is our sole employee. We believe that we have has a sound relationship with our employees. None of our employees or independent contractors is represented by a collective bargaining agreement.


ITEM 2. DESCRIPTION OF PROPERTY

Since January 20, 2003 our registered office has been located at 9000 Sheridan Street, Suite 7, Pembroke Pines, Florida, where we maintain an office presence. Our Florida office presence lease bears a monthly commitment of $159 and continues on a month-to-month basis.


ITEM 3. LEGAL PROCEEDINGS

         NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

There is no public trading market for our common stock, nor can we be certain that a trading market for our securities will ever develop.

Holders

As of December 31, 2004, there were 303 shareholders of our common stock.

Dividends
---------

We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for acquisition and/or development of one or more new businesses, and that no dividends on the shares of common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

We have not sold any of our securities during the year ending December 31, 2004. However, from January 1, 2004 through April 15, 2004, the period of time during the course of the year ending December 31, 2004 within which AngelCiti's operations were consolidated with ours, AngelCiti sold its common shares as described below, pursuant to either a Regulation "S" offering or pursuant to an exemption from registration under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering. The Regulation S sales were effected through offshore brokers who either purchased the shares at a discount or were paid a commission or other concession. No brokers or underwriters were involved in connection with the issuance of shares upon exercise of options. The per-share prices described below do not reflect subsequent splits or reclassifications of AngelCiti common stock. The transactions involving shares sold pursuant to the Regulation S offering, as well as shares sold upon the exercise of options, are described below:

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

         On March 09, 2004, the Company issued 3,360,480 shares at $.0092 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 30,930.

         On March 17, 2004, the Company issued 1,231,488 shares at $.01185 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 14,596.

         On March 29, 2004, the Company issued 560,000 shares and subscribed 158,000 totalizing 718,000 shares at $.0093 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,717.

         On March 29, 2004, the Company issued 525,000 shares and subscribed 35,000 totalizing 560,000 shares at $.008307 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 4,652.

         On March 29, 2004, the Company issued 200,000 shares at $.0638 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 12,762.

         On March 29, 2004, the Company issued 27,000 shares at $.0707 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 1,909.

         On March 29, 2004, the Company issued 100,000 shares at $.0606 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,060.

         On March 29, 2004, the Company issued 100,000 shares at $.06545 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 6,545.

         On March 29, 2004, the Company issued 150,000 shares at $.0698 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $ 10,480.

         On April 5, 2004, the Company issued 1,667,851 shares at $.00893 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $14,905.

         On April 6, 2004, the Company issued 295,882 shares of common stock upon the exercise of stock options at an exercise price of $.035417 having a fair value of $10,859 in order to make up the difference in the minimum monthly royalty payment payable in cash at 15% of the adjusted net win and the required $20,000 minimum monthly payment. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On April 15, 2004, the Company issued 3,000 Series A preferred shares each to George Gutierrez and Dean Ward, its executive officers, as compensation for past services. Our board has valued each block of 3,000 Series A preferred shares and services rendered in exchange for the same at $10,000. These shares were issued pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with this offering and no underwriting discounts or commissions were paid in connection therewith.

         On April 15, 2004, the Company issued 494,000 shares at $.0108 per share in connection with a Regulation "S" offering. The shares were issued for proceeds of $3,644.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion with regard to our financial condition and operating results should be read in conjunction with our financial statements and attached footnotes that are included elsewhere in this Report. Except for the historical information contained in this Report, the discussion contained in this Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. These statements may be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative of these words or similar expressions or by discussions of strategy. Our actual results could differ materially from those discussed in this Report. Important factors that could cause actual results to differ include, among other things, our inability to consummate an acquisition of an operating business on terms favorable to us or, in the event we do consummate the transaction contemplated, our inability to successfully manage and operate the combined business.

PLAN OF OPERATION

We no longer produce live film and music events. As of April 15, 2004, we sold to George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our former majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. As of that date, we maintained a small common stock equity position in AngelCiti and have since begun to sell these shares in the open market. As of April 15, 2004, AngelCiti was no longer our majority-controlled subsidiary or controlled by us. Its operations were consolidated with ours up through April 15, 2004 and are no longer consolidated beyond said date. We also maintain a small equity position in Xsunx and a convertible debt and equity position in Midas. We have sold some of these holdings and intend to continue to do so as market conditions warrant.

We intend to devote substantially all of our time identifying a merger or acquisition candidate and consummating a merger or acquisition transaction thereafter. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, or marketable securities, or other funding sources available to us. Until we identify a suitable merger or acquisition candidate, we intend to offer consulting services to businesses engaged in or otherwise servicing the on-line gaming industry.

FINANCIAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 2004

We recorded no operating income during the year ended December 31, 2004, but recorded $1,457,808 of income from discontinued operations, $250,000 of non-recurring gain on the sale of AngelCiti preferred stock that we had owned, $141,139 of net gain on the sale of AngelCiti, Midas and other securities that we had owned, and $11,031 of interest income during the same period. While the sale of our AngelCiti preferred shares and gain from discontinued operations are non-recurring events, we intend to sell additional AngelCiti and Midas common shares in the future as market conditions permit.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash of $42,597, marketable securities of $222,481, non-marketable securities valued at $59,961, a convertible note receivable of $261,000, liabilities of $122,694 and working capital of $475,476.

As of the date of this Report, the maker of the convertible debenture repaid us $274,195, which included the face amount of $261,000 plus $13,194 of accrued interest. We, in turn, paid $113,000 of loans payable as well as interest accruing thereon out of the proceeds that we received upon repayment of the convertible debenture.

We intend to sell additional marketable securities in the future as market conditions permit and as otherwise allowed by law. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the years ended December 31, 2004 and 2003.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Our financial statements appear on pages F-2 to F-16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             NONE

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON

The following table sets forth the ages and positions held by our executive officers, directors and control persons:

NAME                       AGE              POSITIONS HELD
-------------------------------------------------------------------------------
Larry S. Hartman(1)        39              Director, Chief Executive Officer,
                                             President,Treasurer
                                           (CFO) and Secretary of Omega
Carl R. Ceragno(1)         58                Director of Omega

(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors have been elected and have accepted their positions. Directors are elected for one-year terms.

Lawrence S. Hartman. Lawrence S. Hartman has served as our Chief Executive Officer, Chairman of the Board of Directors and Secretary since May 14, 1999. Mr. Hartman expanded his duties to serve as our president, treasurer and chief financial officer as well, since December 1, 2001. Mr. Hartman's daily activities include supervising development of online casino activities, meeting and speaking with potential business affiliates, working with our legal counsel, accountants, and auditors, and general corporate administration. Mr. Hartman currently devotes approximately 30 hours per week towards our operations. Since May of 1999, Mr. Hartman has served as a director and Vice President-Corporate Counsel of Communications Research, Inc., a New Jersey based systems integration and video conferencing design company ("CRI"). Mr. Hartman does not devote his full time efforts to the affairs of CRI. Rather, he provides his time to CRI on an "as needed" basis, which has historically represented approximately 5% of his time. Mr. Hartman devotes the remainder of his time offering consulting services to development stage companies and serves as a director for Vocalscape, Inc., a publicly traded Canadian company that offers telephone services using broadband internet connections ("Vocalscape"). Mr. Hartman has served as a director of Vocalscape since March of 2004. From March of 1998 to June of 1999, Mr. Hartman had served as a senior manager, investment banking, for the Ocwen Federal Bank, where his responsibilities were devoted towards real estate asset management. From January 1996 to March of 1998, Mr. Hartman served as Vice President, secretary and general counsel with Tarragon Realty Advisors, a real estate investment trust. From January of 1994 until January of 1996, Mr. Hartman was employed as an associate attorney with the law firm of Coudert Brothers, where his area of practice was limited to real estate and corporate law.

Mr. Hartman earned a Bachelor of Arts degree from Albany University in May of 1987. He earned his Juris Doctor degree from Columbia Law School in May of 1990. Mr. Hartman is currently licensed to practice law in the State of New York.

Carl R. Ceragno. Mr. Ceragno has served as our director since July 30, 1999. He has been a director, president and chief executive officer of CRI since 1992. His responsibilities include system design engineering, project management, sales and technical proposal preparation. From May 1997 through May 1999, Mr. Ceragno also served as president of Visual Telephone International, Inc., a publicly traded company that had been the parent company of CRI. From July 1969 through June of 1992, Mr. Ceragno served as a studio engineer, project engineer, chief engineer, and ultimately vice president of engineering for Tele-Measurements, Inc., an A/V systems integration business located in Clifton, New Jersey.

Mr. Ceragno received a bachelor of sciences degree in May of 1968 from Emerson College, Boston, MA. At graduation, he was honored by receiving the departmental award for excellence and service to the Emerson College broadcasting department.

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


AUDIT COMMITTEE FINANCIAL EXPERT

Given our limited operations and resources, and the limited size of our management team, we do not have an audit committee or an audit committee financial expert. At such time as our respective operations and management structure permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon. However, we cannot be certain that we will ever have the operations or management structure required to do so.

CODE OF ETHICS

As of February 8, 2005, we have adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics has been filed as an Exhibit to a Form 8-K that we filed with the Securities and Exchange Commission on February 11, 2005. We will provide to any person, without charge, a copy of our Code of Ethics then in effect, upon written request to us in writing at out corporate address.

INDEMNIFICATION AND LIMITS OF LIABILITY

Our Articles of Incorporation and Bylaws, as amended, provide for the indemnification of our officers, directors and agents to the fullest extent allowed by Nevada law. However, no such indemnification is permitted if it would be contrary to applicable law, as a matter of public policy or if contrary to federal or state securities laws.


ITEM 10. EXECUTIVE COMPENSATION.

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

The following table sets forth the compensation of our sole officer and executive officers of AngelCiti for the last three (3) fiscal years:

NAME AND                                 ANNUAL COMPENSATION            LONG TERM COMPENSATION
PRINCIPAL POSITION              YEAR     SALARY(1)     BONUS     OTHER(2)       STOCK     SAR's      LTIP
------------------              ----     ---------     -----     --------       -----     -----      ----
Lawrence S. Hartman
CEO, CFO and secretary          2002     $ 52,000      $0.00            $0.00    $0.00     $0.00      $0.00
of Omega                        2003     $    -0-      $0.00       $55,200.00    $0.00     $0.00      $0.00
                                2004     $    -0-      $0.00       $60,000.00    $0.00     $0.00      $0.00
Georgios Polyhronopoulos -
CEO/president                   2002     $    -0-    $11,320(3)         $0.00    $0.00     $0.00      $0.00
                                2003     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
                                2004     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
George Gutierrez, CEO and
president of AngelCiti (4)(5)   2002     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
                                2003     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
                                2004     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
Dean Ward, CFO and vice
president of AngelCiti (4)(5)   2002     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
                                2003     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00
                                2004     $    -0-      $0.00            $0.00    $0.00     $0.00      $0.00

-----------------
(1) At December 31, 2001, amounts due Mr. Hartman for deferred compensation were $36,260, all of which had subsequently been forgiven. No salary was deferred during 2002. (2) Does not include loans made to Mr. Hartman or a non-accountable expense allowance payable to Mr. Hartman. The non-accountable expense allowance serves as reimbursement of personal funds expended for business purposes. Mr. Hartman's other compensation for 2003 was paid by AngelCiti.
(3) Represents $11,320 of management fees paid to Mr. Polyhronopoulos during 2002.
(4) Does not include compensation payable to entities affiliated with Messrs. Gutierrez and Ward by AngelCiti or its affiliates. (5) Does not include 12,000,000 post-split restricted shares of AngelCiti common stock that Omega had paid to a company controlled by Mr. Gutierrez or 12,000,000 post-split restricted shares of AngelCiti common stock that Omega had paid to a company controlled by Mr. Ward.

TERMS OF OFFICE

Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.


DIRECTOR'S COMPENSATION

No compensation has been paid to inside directors for service in such capacity in the past. However, each independent director had received of stock upon appointment to the board, received annual compensation in the form of additional shares (up through April 2003), and was entitled to reimbursement for reasonable expenses incurred in connection with attendance at Board and committee meetings. Notwithstanding the foregoing, we did not issue outside directors any shares as compensation during 2002 or 2003. At such time as the Board of Directors deems appropriate, we intend to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2004, we had 23,566,333 common shares issued and outstanding. The following table sets forth the ownership, as of December 31, 2003, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our officers and directors, and all of our executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.

                                                                  PERCENTAGE OF
TITLE OF                                            NO. OF         OUTSTANDING
CLASS               NAME & ADDRESS                  SHARES            SHARES
--------------------------------------------------------------------------------
Common stock        Lawrence S. Hartman          9,040,000           38.36%
                    9000 Sheridan Avenue
                    Suite 7
                    Pembroke Pines, FL 33204

Common stock        Carl R. Ceragno                240,000            1.00%
                    67 Ramapo Valley Road
                    Mahwah, NJ 07430

Common stock        Wye & Walsay Ltd.            2,000,000(1)         8.49%
                    Oficentro La Sabana
                    Edificio #6, Piso #7
                    San Jose, Costa Rica

Common stock        Kailuamana Corp., SA         2,500,000(1)        10.61%
                    Oficentro La Sabana
                    Edificio #6, Piso #7
                    San Jose, Costa Rica

Common Stock        Arnie Malenenko              2,800,000           11.88%
                    2400 East Los Olas Blvd.,
                    #388
                    Ft. Lauderdale, FL 33301
All Officers and
Directors as a
Group
(2 Individuals)                                  9,280,000           39.38%

-------------

(1) Wye & Walsay, Ltd. ("W&W") is controlled by Dean Ward who is an executive officer and director of AngelCiti. Kailuamana Corp., SA ("Kailuamana") is controlled by George Gutierrez, an executive officer and director of AngelCiti.

CHANGES IN CONTROL

There are currently no arrangements which would result in a change in control of our management.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.

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

As of September 15, 2000, we loaned CRI, a company controlled by Mr. Carl R. Ceragno, one of our directors, $6,500 pursuant to the terms of a promissory note that bears interest at the rate of eight percent per annum. Principal and interest was due on September 15, 2002 but has not been repaid as of the date of this Report. As of the date of this Report, we have taken no action to collect the outstanding balance of this loan and no assurance can be given that this loan and the interest that has accrued thereon will ever be repaid. As additional consideration for making this loan, CRI issued 50,000 shares of their common stock to us. This stock has traded on the over the counter bulletin board under the symbol CRHI. As of December 31, 2004, the closing price of CRI common shares was $0.045 per share.

From May of 2002 through December 31, 2003 Commercial LT Baroda, SA (`Baroda"), a company controlled by George Gutierrez and Dean Ward, loaned us $25,050 in the form of deferred operating expenses. In December of 2003, Baroda forgave this indebtedness and the balance was converted from an outstanding debt to contributed capital. Baroda received no consideration from us in connection with this forgiveness of debt. However, during the year ending December 31, 2003, we forgave $85,362 of inter-company accounts receivable due from AngelCiti, our former subsidiary. Both AngelCiti and Baroda are under the control of George Gutierrez and Dean Ward. Messrs. Gutierrez and Ward own 8.49% and 10.61%, respectively, of our shares through corporations that they control. As of December 31, 2003, we owed AngelCiti $9,078 in connection with certain legal fees that they had paid on our behalf. We repaid this loan during the first quarter of 2004. In May of 2003, we contributed computer equipment to AngelCiti that AngelCiti used to house its gaming software. This equipment had net book value of $17,939 at that date.

Worldwide, AngelCiti's wholly-owned subsidiary and Baroda, had entered into a Commercial Sublease and Service agreement (the "Sublease") that required Worldwide to, among other things, pay Baroda no more than base rent of $6,000 per month, $2,000 per month for phone service, bandwidth usage at the rate of $12,000 per month, general accounting services at a rate of $2,500 per month, human resources services at a rate of $1,500 per month, as well as employment service usage on an as-needed basis at rates ranging from $900 per month to $3,000 per month Baroda had permitted Worldwide to defer payments due under the Sublease. During the year ending December 31, 2003, we repaid Baroda $324,356 of deferred Sublease payments, leaving a year-end balance of $4,435 which was repaid in full in January of 2004. Following Worldwide's relocation to smaller space in Costa Rica, Worldwide's base rent payable to Baroda was reduced to $400 per month. Assuming Worldwide's employment service usage does not materially increase, its ongoing monthly payments to Baroda should be less than the monthly amounts that it had paid during the course of 2003. However, no assurance is given that this will be the case. Additionally, Worldwide paid Baroda a fee of $12,500 per month for the months of December 2002, January 2003 and February 2003 for marketing services rendered to Worldwide, designed to draw betting traffic to Equivest URL's, pursuant to the terms of a written agreement that expired on October 31, 2003. This agreement was not renewed.

W&W, an entity controlled by Dean Ward, vice president and director of AngelCiti, currently owns 2,000,000 or 8.49% of our outstanding common shares that it received from us in connection with his subscription for our shares in January of 2000. W&W and Kailuamana, a company controlled by George Gutierrez, who serves as president and a director of AngelCiti, collectively own over 19% of our issued and outstanding shares.

As of April 17, 2003, we paid certain consultants with shares of AngelCiti common shares that we owned. Of these shares, 120,000 post split shares were paid to Kailuamana, which is controlled by George Gutierrez, president and a director of AngelCiti, and 120,000 post split shares were paid to W&W, which is controlled by Dean Ward, vice president and a director of AngelCiti.

In May of 2003 we settled a note payable totaling $154,023 with Arnie Malenenko, a shareholder owning approximately 11.4% of our issued and outstanding common shares. In connection with this settlement, we paid Mr. Malenenko 30,000 post-split restricted shares of AngelCiti common stock.

In September of 2004, AngelCiti distributed a portion of the Midas shares that it owned to its shareholders as a dividend. As a result of this distribution, we received 24,216 shares of Midas common stock. Both Midas and AngelCiti are controlled by George Gutierrez and Dean Ward. Messrs. Gutierrez and Ward are the principal owners of Kailuamana and W&W, respectively.

In September of 2004, we acquired an additional 1,800,000 shares of Midas common stock for cash consideration of $54,000, Midas is controlled by George Gutierrez and Dean Ward, who are the principal owners of Kailuamana and W&W, respectively.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K; SUPPLEMENTAL INFORMATION

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2. Financial Statement Schedules - None

         3. Exhibits:

Exhibit No.     Description
----------      -----------
   2.1          Share Exchange Agreement with IChance International, Inc.**
   3.1          Articles of Incorporation, as amended*
   3.2          Bylaws, as amended*
  14.1          Code of Ethics****
  16.1          Letter on Change in Certifying Accountant***
  23.1          Consent of Farber & Klein (included in the opinion of
                Farber & Klein)*
  31.1          Rule 13a-14(a)/15d-14(a) Certification of Lawrence Hartman
  32.1          Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001
**   Included in Form 8-K filed on November 18, 2002
***  Included in Form 8-K filed on August 13, 2002.
**** Included in Form 8-K filed on February 11, 2005

         (b) Reports on Form 8-K

         Incorporated by reference.

         8-K filed on April 20, 2004
         8-K filed on February 11, 2005

         (c) Supplemental Information

         The Company does not distribute proxy statements or annual reports to its shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We were billed for and paid our current auditors, Salberg & Company $30,046 for professional services rendered by said auditor for the audit of our annual financial statements and review of the consolidated financial statements included in our Forms 10-QSB for the 2004 calendar year. We were billed for and paid our current auditors, Salberg & Company $15,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2003 calendar year.

Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2004 and 2003 calendar year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2004 and December 31, 2003.

All Other Fees. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar years ending December 31, 2004 and December 31, 2003

Audit Committee Pre-Approval Polices. We do not have an audit committee. As such, we have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  OMEGA VENTURES, INC.

Dated: February 24, 2005          By:/s/ LAWRENCE HARTMAN
                                     --------------------------------------
                                     Lawrence Hartman, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


       Signature                        Title                    Date
       ---------                        -----                    -----
/s/ Lawrence Hartman           Director, Chief Executive     February 24, 2005
------------------------       Officer
Lawrence Hartman


/s/ Carl Ceragno               Director                      February 24, 2005
-----------------------        and Chief Financial Officer
Carl Ceragno

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
    Omega Ventures, Inc.

We have audited the accompanying balance sheet of Omega Ventures, Inc. as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Omega Ventures, Inc. as of December 31, 2004, and the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.





SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 10, 2005

                             OMEGA VENTURES, INC.
                                BALANCE SHEET
                               DECEMBER 31, 2004

                                    ASSETS

CURRENT ASSETS
  Cash                                                              $    42,597
  Investment in marketable securities - available for sale              222,481
  Investment non marketable securities at cost                           59,961
  Convertible promissory note receivable                                261,000
  Accrued interest receivable                                            11,031
  Prepaid expenses                                                        1,100
                                                                    -----------
TOTAL CURRENT ASSETS                                                $   598,170
                                                                    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    12,694
  Loans Payable                                                         110,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               122,694
                                                                    -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                          235,663
  Additional paid-in capital                                          2,498,783
  Accumulated deficit                                                (2,423,699)
  Accumulated other comprehensive income                                164,729
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              475,476
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   598,170
                                                                    ===========



                See accompanying notes to financial statements

                           OMEGA VENTURES, INC.
                         STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                                    2004           2003
                                                                ------------    -----------
OPERATING EXPENSES
Consulting                                                      $         --    $   939,400
Depreciation                                                              --          2,333
Legal and professional fees                                           23,251         18,506
General and administrative                                            12,570          4,675
                                                                ------------    -----------
TOTAL OPERATING EXPENSES                                              35,821        964,914
                                                                ------------    -----------

LOSS FROM OPERATIONS                                                 (35,821)      (964,914)
                                                                ------------    -----------

OTHER INCOME (EXPENSE)
Gain on sale of preferred stock                                      250,000             --
Gain on sale of available for sale marketable securities              89,483             --
Gain on sale of non-marketable securities                             51,656             --
Gain on investment                                                        --        939,239
Gain on debt settlement                                                   --        153,933
Other income                                                              --         70,242
Interest income                                                       11,031             --
Interest expense                                                        --           (1,217)
                                                                ------------    -----------
TOTAL OTHER INCOME                                                   402,170      1,162,197
                                                                ------------    -----------

NET INCOME FROM CONTINUING OPERATIONS                           $    366,349    $   197,283
                                                                ============    ===========

DISCONTINUED OPERATIONS
  Income (Loss) from operations of discontinued component
  (including gain on disposal of $1,518,789 in 2004)               1,457,808             --
                                                                ------------    -----------
INCOME ON DISCONTINUED OPERATIONS                                  1,457,808             --
                                                                ------------    -----------

NET INCOME                                                      $  1,824,157    $   197,283
                                                                ============    ===========

COMPREHENSIVE INCOME
  Unrealized gain on available for sale marketable securities        164,729             --
                                                                ------------    -----------

TOTAL COMPREHENSIVE INCOME                                      $  1,988,886    $   197,283
                                                                ============    ===========

NET INCOME PER SHARE - BASIC AND DILUTED

Income from continuing operations                               $       0.02    $      0.01
Income from discontinued operations                             $       0.06    $        --
                                                                ------------    -----------

NET INCOME PER SHARE - BASIC AND DILUTED                        $       0.08    $      0.01
                                                                ============    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        DURING THE YEAR - BASIC AND DILUTED                       23,855,950     24,566,333
                                                                ============    ===========

                See accompanying notes to financial statements

                             OMEGA VENTURES, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                         ACCUMULATED
                                                     ADDITIONAL                                             OTHER
                                      COMMON STOCK     PAID-IN  ACCUMULATED   DEFERRED    SUBSCRIPTION  COMPREHENSIVE
                                  SHARES      AMOUNT   CAPITAL    DEFICIT    LICENSE FEE   RECEIVABLE       INCOME         TOTAL
                               -----------  -------- ---------- -----------   ---------   -----------  --------------   -----------
Balance, December 31, 2002      24,566,333   245,663  2,930,529  (3,391,423)   (297,500)           --              --      (512,731)

Recapitalization - net
  equity in subsidiary                  --        --    (27,730)         --          --            --              --       (27,730)

Debt forgiveness,
  related party                         --        --     25,050          --          --            --              --        25,050

Cancellation of common
  stock in subsidiary                   --        --          4          --          --            --              --             4

Capital contribution                    --        --        250          --          --            --              --           250

Capital raised in
  subsidiary, net of
  $137,482 in offering
  costs                                 --        --  1,157,316          --          --       (26,719)             --     1,130,597

Amortization of deferred
  license fee in
  subsidiary                            --        --         --          --     159,167            --              --       159,167

Stock issued for
  services in subsidiary                --        --     40,000          --          --            --              --        40,000

Stock options exercised
  in connection with
  accrued royalty
  payment to software
  vendor in subsidiary                  --        --     64,735          --          --            --              --        64,735

Net Loss, 2003                          --        --         --    (856,433)         --            --              --      (856,433)
                               -----------  -------- ---------- -----------   ---------   -----------  --------------   -----------
BALANCE, DECEMBER 31, 2003      24,566,333 $ 245,663 $4,190,154 $(4,247,856)  $(138,333)  $   (26,719) $                $    22,909
                               =========== ========= ========== ===========   =========   ===========  ==============   ===========
Capital raised in subsidiary                            351,766          --          --            --              --       351,766

Stock subscription receivable
  in subsidiary                         --        --         --          --          --        26,719              --        26,719

Amortization of deferred
  license fee in subsidiary             --        --         --          --     138,333            --              --       138,333

Return of common stock
  pursuant to sale of
  preferred stock               (1,000,000)  (10,000)   (40,000)         --          --            --              --       (50,000)

Recapitalization from disposal
  of subsidiary                         --        -- (2,003,137)         --          --            --              --    (2,003,137)

Unrealized gain on available
  for sale marketable securities        --        --         --          --          --            --         164,729       164,729

Net income                              --        --         --   1,824,157          --            --              --     1,824,157
                               -----------  -------- ---------- -----------   ---------   -----------  --------------   -----------
BALANCE, DECEMBER 31, 2003      23,566,333  $235,663 $2,498,783 $(2,423,699)  $      --   $        --  $      164,729   $   475,476
                               =========== ========= ========== ===========   =========   ===========  ==============   ===========


           See accompanying notes to consilidated financial statements

                                 OMEGA VENTURES, INC.
                               STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                               2004                   2003
                                                                           ------------           -----------
Cash Flows from Operating Activities:
Net income (loss)                                                          $  1,824,157 $         $  (856,433)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization                                                                         --                15,026
Depreciation                                                                         --                 5,600
Bad debts                                                                            --               108,072
Stock based expenses                                                                 --                40,000
Amortization of deferred license fees                                                --               159,167
Gain on investment                                                                   --              (939,239)
Consulting expenses                                                                  --               939,400
Gain on debt settlement, related party                                               --              (153,933)
Gain on sale of preferred stock                                                (250,000)                   --
Gain on sale of AFS marketable securities                                       (89,483)                   --
Gain on sale of non- marketable securities                                      (51,656)                   --
Gain on disposal of subsidiary, net                                          (1,457,808)                   --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                --              (102,838)
  Prepaid expenses and other                                                         --                (7,243)
  Accrued interest receivable                                                   (11,031)                   --
  Prepaid and other assets                                                       (1,100)                   --
Increase (decrease) in:
  Accounts payable and accrued liabilities                                        6,419                 1,926
  Accrued royalty payable                                                            --                54,552
  Accrued interest payable                                                           --                   639
  Accrued interest payable - related party                                           --                 1,217
  Customer deposits and payouts due                                                  --                (6,283)
  Payroll taxes payable                                                              --                (2,564)
  Settlement Payable                                                                 --                12,500
  Net liabilities from discontinued operations                                       --                (2,755)
  Other                                                                              --                (4,770)
                                                                           -------------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (30,502)             (737,959)
                                                                           ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan receivable - related party                                                    --               (18,549)
  Cash acquired from acquisition                                                     --                    75
  Purchase of non-marketable securities                                         (60,000)                   --
  Proceeds from sale of preferred stock                                         200,000                    --
  Proceeds from sale of AFS marketable securities                                82,404                    --
  Proceeds from sale of non-marketable securities                                51,695                    --
  Disbursements for convertible promissory note receivable                     (261,000)                   --
                                                                           ------------           -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              13,099               (18,474)
                                                                           ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering costs                      --             1,130,597
  Proceeds from note payable                                                         --                23,960
  Proceeds from loan payable                                                     60,000                    --
  Repayment of loan payable - related party                                          --              (324,356)
                                                                           ------------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        60,000               830,201
                                                                           ------------           -----------

Net Increase in Cash                                                       $     42,597           $    73,768

Cash at Beginning of Period                                                          --                44,595
                                                                           ------------           -----------

CASH AT END OF PERIOD                                                      $     42,597           $   118,363
                                                                           ============           ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                              $         --           $     9,091
                                                                           ============           ===========
     Taxes                                                                 $         --           $        --
                                                                           ============           ===========
     Return and cancellation of common stock (1,000,000 shares)            $    50,000            $        --
                                                                           ============           ===========
     Stock subscription receivable                                         $         --           $       540
                                                                           ============           ===========
     Acquisition of marketable securities (312,000 shares of AngelCiti)    $     50,000 $                  --
                                                                           ============           ===========

                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

         Omega Ventures, Inc. and its former majority controlled subsidiaries, AngelCiti, Worldwide Management and First National Consulting, Inc. ("FNC"), herein are collectively referred to as the "Company." Specifically, all transactions and events occurring after April 15, 2004 are those solely of Omega Ventures, Inc.

         AngelCiti's subsidiary, Worldwide, was incorporated in Costa Rica in 2002, and acquired by AngelCiti on January 20, 2003. The transaction was accounted for as a recapitalization of Worldwide. AngelCiti acquired FNC, a Belize Corporation, and related party in September 2003.

         Omega's former operating focus had been online marketing. The Company has not generated any revenues from this business through December 31, 2004.

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

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

         future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of AngelCiti from Omega to these two separate officers of AngelCiti effective April 15, 2004 and accordingly, effective April 16, 2004, Omega no longer controls or consolidates the accounts of AngelCiti (see Notes 1(B), 2(A), 2(C) and 6). The disposal of AngelCiti is accounted for as discontinued operations (see Note 2(D)).

         (B) PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of Omega and its majority-controlled subsidiaries AngelCiti, Worldwide and FNC through April 15, 2004 (see Note 1(A)). From April 16, 2004 through December 31, 2004, the financial statements are no longer consolidated and the balance sheet reflected is that of Omega at December 31, 2004. The results of consolidated operations are for the period from January 1, 2004 through April 15, 2004. For the period from April 16, 2004 through December 31, 2004, Omega reports only its results of operations. All significant intercompany accounts and transactions were eliminated in consolidation as of April 15, 2004.

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

         The total amount wagered ("handle") was $36,377,217 and $ 54,530,867 for the year ended December 31, 2004 and 2003, respectively. The relationship of net casino revenues to handle ("hold percentage") was approximately 4% and 3% for the years ended December 31, 2004 and 2003, respectively. Omega has accounted for its share of net casino revenue generated by AngelCiti through April 15, 2004 as part of income from operations of discontinued component in the accompanying statements of operations. No operating revenues were generated by Omega for the period from April 16, 2004 through December 31, 2004.

         (D) MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

         The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note 2(A)).

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the year ended December 31, 2004.

         (E) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 432,355 common shares of AngelCiti's publicly traded common stock at December 31, 2004 having a fair value of $0.51 per share for a total valuation of $220,501. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 6,000 common shares of Xsunx Inc.'s publicly traded common stock at December 31, 2004 having a fair value of $0.33 per share for a total valuation of $1,980. All Xsunx shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company holds approximately 1,998,716 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at December 31, 2004 having a cost basis of $59,961. All Midas shares are currently being treated as non-marketable securities and are carried at cost.

         (F) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

         financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. See Note 3 regarding the usage of net operating loss carryforwards for the years ended December 31, 2004 and 2003, respectively.

         (G) NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For fiscal years 2004 and 2003 that have net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At December 31, 2004 and 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (H) COMPREHENSIVE INCOME

         The Company accounts for Comprehensive Income under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income (loss) and other comprehensive income (loss).

         (I) RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

         of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the years ended December 31, 2004 and 2003 (see Note 2(D) and 6).

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

         (J) RECLASSIFICATIONS

         Certain amounts in the year 2003 financial statements have been reclassified to conform to the year 2004 presentation.

NOTE 2 AVAILABLE FOR SALE MARKETABLE SECURITIES, NON-MARKETABLE SECURITIES, SALE OF INVESTMENT IN PREFERRED STOCK AND DISPOSAL OF SUBSIDIARY

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at December 31, 2004, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the year ended December 31, 2004, the Company sold 17,061 shares of AngelCiti common stock and 10,000 shares of Xsunx common stock for net proceeds of $82,404. In connection with the sale of these securities, the Company recognized a gain on sale of available for sale marketable securities of $89,483.

         Activity for AngelCiti during the year ended December 31, 2004 was as follows:

         Shares held at December 31, 2003                         113,200
         Shares acquired                                          312,000
         Dividend shares received                                  24,216
         Shares sold                                              (17,061)
                                                                ---------
         Shares held at December 31, 2004                         432,355
                                                                =========

         Activity for Xsunx during the year ended December 31, 2004 was as follows:

         Shares held December 31, 2003                                 --
         Shares acquired                                           16,000
         Shares sold                                              (10.000)
                                                                ---------
         Shares held at December 31, 2004                           6,000
                                                                =========

         In December 2004, the Company borrowed $50,000 from an unrelated third party in order to purchase 312,000 shares of AngelCiti. (See Notes 5 and 7). The 312,000 shares purchased are included in the following tabular summary of equity securities held in AngelCiti.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         The composition of the Company's marketable securities at December 31, 2004 is as follows:
                                                          Unrealized Gain
                               Cost      Fair Value           (Loss)
                            ---------    ----------        --------------
         AngelCiti          $  54,578    $  220,501        $      165,923
         Xsunx              $   3,174    $    1,980        $       (1,194)
                            ---------    ----------        --------------
                            $  57,752    $  222,481        $      164,729
                            =========    ==========        ==============

         On April 16, 2004, subsequent to the transfer of control and the sale of 14,000 shares of Series A, preferred stock held in its former subsidiary, AngelCiti (see Notes 1(A), 2(D) and 6), the Company held approximately 11,320,000 shares of AngelCiti having a cost basis of $9,750.

         There have been no impairments associated with these available for sale marketable securities as of December 31, 2004 and 2003.

         (B) NON-MARKETABLE SECURITIES

         In July and August 2004, the Company borrowed $54,000 and $6,000, respectively from an unrelated third party (see Notes 5 and 7) to purchase 1,800,000 common shares of Midas and a 19.8% interest in a private entity (see Note at 2(E)). The cost basis of Midas is $0.03 per share. Although Midas is traded on the pink sheets and has a daily quotation, the stock is thinly traded and has activity representing that primarily of its insiders. In addition, the potential restriction on sale of the Midas stock significantly affects the marketability of these securities. As a result, management has determined that SFAS 115 will not be applied to the Company's holdings of Midas common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there are no associated unrealized gains and losses. The 19.8% interest acquired in the private entity is being carried with a cost basis of $0 since there is no readily identifiable market for this type of investment.

         During 2004, the Company received a dividend of 200,000 common shares of Midas from the private entity. The cost basis of Midas is $0.03 per share. The Company carries this investment at $6,000.

         During the year ended December 31, 2004, the Company sold 25,500 shares of Midas common stock for net proceeds of $51,695. In connection with the sale of these securities, the Company recorded a gain on sale of non-marketable securities of $51,656.

         During the year ended December 31, 2004, AngelCiti issued a dividend to its shareholders. For each share of AngelCiti stock held, all

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         shareholders would receive on a one-for-one basis, shares in Midas. The Company received 24,216 shares of AngelCiti. The dividend shares are being carried at their fair value pursuant to SFAS 115 and have been included as a component in the share reconciliation above.

         Activity for Midas during the year ended December 31, 2004 was as follows:

         Shares held at December 31, 2003                            --
         Shares acquired                                      2,000,000
         Dividend shares received                                24,216
         Shares sold                                            (25,500)
                                                           ------------
         Shares held at December 31, 2004                     1,998,716
                                                           ============

         The composition of non-marketable securities at December 31, 2004 is as follows:

                                                     Unrealized Gain
                         Cost        Fair Value          (Loss)
                      ----------    ------------     ---------------
                      $   59,961    $     59,961     $            --
                      ==========    ============     ===============

         There have been no impairments associated with these non-marketable securities as of December 31, 2004 and 2003.

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

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock it held as an investment in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti (see Notes 1(A), 2(D), and 6). In

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         connection with the sale of the Series A, preferred stock, the Company recognized a gain on sale of preferred stock totaling $250,000 for the year ended December 31, 2004.

         (D) GAIN ON DISPOSAL OF SUBSIDIARY

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations" ("SAB 93") and SFAS No. 144, in connection with the sale of the 14,000 shares of Series A, preferred stock to two separate officers of AngelCiti (see Notes 1(H), and 6), the Company recorded its proportionate share of net losses in the former subsidiary for the period from January 20, 2003 through December 31, 2003 by debiting accumulated deficit and crediting gain on disposal of subsidiary totaling $1,457,808. For the period January 1, 2004 through April 15, 2004, the Company recorded its proportionate share of net losses in the former subsidiary by debiting loss from operations on discontinued component and crediting gain on disposal of subsidiary totaling $60,981.

         (E) OTHER INVESTMENT

         In July 2004, the Company borrowed $6,000 from an unrelated third party to acquire an approximate 19.8% interest in a private entity. The investment in the private entity was carried at its fair value of $0 due to the lack of financial information capable of supporting a valuation other than $0. See Note 2(B).

NOTE 3 INCOME TAXES

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                       2004            2003
                                                   -----------      ----------
Computed "expected" tax expense (benefit)          $   620,213      $   67,076
Utilization of net operating loss carryforward        (620,213)        (67,076)
Change in valuation allowance
                                                            --              --
                                                   -----------      ----------
                                                   $        --      $       --
                                                   ===========      ==========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Deferred tax assets:
Net operating loss carryforward                           (320,173)
                                                        ----------
Total gross deferred tax assets                           (320,173)
Less valuation allowance                                   320,173
                                                        ----------
Net deferred tax assets                                 $       --
                                                        ==========

During the year ended December 31, 2004, the Company reported net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $941,685 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004 (See Notes 1(A), 2(D) and 6).

The valuation allowance at December 31, 2003 was $940,386. The net change in valuation allowance during the year ended December 31, 2004 was a decrease of $620,213.

NOTE 4 CONVERTIBLE PROMISSORY DEBENTURE (NOTE RECEIVABLE)

On July 29, 2004, the Company issued a 10%, convertible promissory debenture (note receivable) with a stated amount of $261,000. The note receivable matures on July 29, 2005. At the option of the holder, $300 of principal can be converted for 500 shares. As of December 31, 2004, there have been no conversions of any outstanding principal related to the note receivable. At December 31, 2004, the Company reflects a balance of $261,000 relating to the convertible promissory note receivable and related accrued interest receivable of $11,031. For the year ended December 31, 2004, the Company recognized $11,031 of interest income.

See Note 7 regarding repayment.

NOTE 5   LOANS PAYABLE

In July and August 2004, the Company borrowed an aggregate $60,000 from an unrelated third party in order to purchase 1,800,000 shares of Midas common stock and a 19.8% interest in a private entity. The loan was non-interest bearing, unsecured and due on demand. (See Notes 2(B) and 2(E)).

In December 2004, the Company borrowed $50,000 from an unrelated third party in order to purchase 312,000 shares of AngelCiti. The loan bore interest at 10% and was unsecured. The 312,000 shares are reflected in the table detailing the Company's investments in marketable securities. (See Note 2(A)). The loan has a scheduled repayment date of March 31, 2005.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


See Note 7 regarding repayments.

NOTE 6   RELATED PARTY TRANSACTIONS

On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. (See Notes 2(A) and 2(C)).

NOTE 7   SUBSEQUENT EVENTS

On January 31, 2005, the Company was repaid an aggregate $274,195, which represented the principal and related accrued interest on the convertible promissory note receivable. (See Note 4).

On February 2, 2005, the Company repaid its loans payable balance of $110,000 plus related accrued interest of an additional $3,000. (See Note 5)