Form 10QSB
period 2005-03-31
OMEGA VENTURES INC
filed 2005-05-12
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2005

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

                                 Yes [ ] No [x]

As of March 31, 2005 there were 23,566,333 outstanding shares of common stock, par value $0.01.

                              OMEGA VENTURES, INC.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2005

                              OMEGA VENTURES, INC.

                                    CONTENTS

                                                                       Page(s)
                                                                       ------

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet (Unaudited)                                               1

 Statements of Operations (Unaudited)                                    2

 Statements of Cash Flows (Unaudited)                                    3

 Notes to  Financial Statements (Unaudited)                             4-9

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                              OMEGA VENTURES, INC.
                                  Balance Sheet
                                 March 31, 2005
                                 --------------
                                   (Unaudited)


                                    ASSETS

CURRENT ASSETS
  Cash                                                              $   530,112
  Investment in marketable securities - available for sale              379,160
  Investment in non-marketable securities - at cost                      61,441
  Prepaid                                                                   800
                                                                    -----------
TOTAL CURRENT ASSETS                                                $   971,513
                                                                    -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     8,423
  Accounts payable related party                                          8,149
                                                                    -----------
TOTAL CURRENT LIABILITIES                                                16,572
                                                                    -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                          235,663
  Additional paid-in capital                                          2,498,783
  Accumulated deficit                                                (2,110,598)
  Accumulated other comprehensive income                                331,093
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              954,941
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   971,513
                                                                    ===========


            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three months ended March 31,
                                                                       2005               2004
                                                                   ------------       ------------

Revenues                                                           $         --       $         --
                                                                   ------------       ------------
Operating Expenses
Legal and professional fees                                              17,548              8,310
General and administrative                                               12,176                 --
                                                                   ------------       ------------
TOTAL OPERATING EXPENSES                                                 29,724              8,310
                                                                   ------------       ------------
Loss from Operations                                                    (29,724)            (8,310)
                                                                   ------------       ------------
Other Income (Expense)
Gain on sale of available for sale marketable securities                223,826                 --
Gain on sale of non-marketable securities                               119,824                 --
Interest income                                                           2,175                 --
Interest expense                                                         (3,000)                --
                                                                   ------------       ------------
TOTAL OTHER INCOME (EXPENSE), NET                                       342,825                 --
                                                                   ------------       ------------
Net Income (Loss) from Continuing Operations                       $    313,101       $     (8,310)
                                                                   ============       ============
Discontinued Operations
  Income (Loss) from operations of discontinued component                    --            (97,688)
                                                                   ------------       ------------
Income (Loss) on Discontinued Operations                                     --            (97,688)
                                                                   ------------       ------------
Net Income (Loss)                                                  $    313,101       $   (105,998)
                                                                   ============       ============
Comprehensive Income (Loss)
  Unrealized gain on available for sale marketable securities           166,364                 --
                                                                   ------------       ------------
Total Comprehensive Income (Loss)                                  $    479,465       $   (105,998)
                                                                   ============       ============
Net Income (Loss) Per Share - Basic and Diluted

Income (Loss) from continuing operations                           $       0.01       $      (0.00)
Income (Loss) from discontinued operations                         $       0.00       $      (0.00)
                                                                   ------------       ------------
Net Income (Loss) Per Share - Basic and Diluted                    $       0.01       $      (0.00)
                                                                   ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the period - basic and diluted                        23,566,333         24,566,333
                                                                   ============       ============

            See accompanying notes to unaudited financial statements

                                 OMEGA VENTURES, INC.
                               Statements of Cash Flows
                                     (Unaudited)

                                                                        Three months ended March 31,
                                                                           2005            2004
                                                                        ---------       ---------
Cash Flows from Operating Activities:
Net income (loss)                                                       $ 313,101       $(105,998)
Adjustments to reconcile net income (loss) to net cash Provided By
      (Used in) operating activities:
Depreciation and amortization                                                  --           1,400
Bad debts                                                                      --          35,201
Recognition of deferred expense and consulting fees                            --          69,167
Gain on sale of available for sale marketable securities                 (223,826)
Gain on sale of non-marketable securities                                (119,824)             --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                          --         (35,201)
  Prepaid expenses and other                                                  300         (18,078)
  Accrued interest receivable - repayment                                  11,031              --
Increase (decrease) in:
  Accounts payable and accrued liabilities                                 (4,272)         10,618
  Accounts payable, related party                                           8,149              --
  Accrued royalty payable                                                      --          11,992
  Customer deposits and payouts due                                            --         (10,193)
  Payroll taxes payable                                                        --          (3,264)
  Accrued interest payable                                                     --       $    (320)
                                                                        ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (15,341)        (44,676)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of convertible note receivable                                261,000              --
  Loan receivable - related party                                              --          18,549
  Proceeds from sale of available for sale marketable securities          231,473              --
  Proceeds from sale of non-marketable securities                         120,383              --
                                                                        ---------       ---------
NET PROVIDED BY INVESTING ACTIVITIES                                      612,856          18,549
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                           --         318,215
  Proceeds from note payable                                                   --         (23,960)
  Repayment of loan payable - related party                                    --          (4,435)
  Repayment of loan payable                                              (110,000)         22,945
                                                                        ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (110,000)        312,765
                                                                        ---------       ---------

Net Increase in Cash                                                    $ 487,515       $ 286,638

Cash at Beginning of Period                                                42,597         118,363
                                                                        ---------       ---------

CASH AT END OF PERIOD                                                   $ 530,112       $ 405,001
                                                                        =========       =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                           $      --       $      --
                                                                        =========       =========
     Taxes                                                              $      --       $      --
                                                                        =========       =========


            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 --------------
                                   (UNAUDITED)


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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company's Form 10-KSB.

For the three months ended March 31, 2004, the Company was a consolidated entity. The unaudited consolidated results of operations and cash flows for AngelCiti Entertainment, Inc. ("AngelCiti) are included in the comparative presentation of the March 31, 2004 unaudited financial statements of the Company. All results of operations of AngelCiti are included as a component of discontinued operations. The disposal of AngelCiti occurred on April 15, 2004.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. ("Omega") ("The Company") was incorporated in the state of Nevada on May 14, 1999.

         Omega's operating focus is to act as consultants to the online gaming industry in order to assist with marketing and strategic planning efforts. The Company also continues to seek a merger, combination or consolidation with a suitable candidate. In the event an acceptable merger or acquisition candidate is found, the Company intends to effect the transaction utilizing any combination of common stock, cash on hand, marketable securities, non-marketable securities, or other funding sources available to us. The Company has not generated any revenues from this business through March 31, 2005.

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an aggregate $200,000 and the return of an aggregate of 1,000,000 shares of common stock held by affiliates of these two separate officers. The shares returned were cancelled and retired and remain available for

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 --------------
                                   (UNAUDITED)


         future reissuance. The shares of common stock were valued at the quoted trading market price on the date of the agreement, which was $0.05 for aggregate consideration of $50,000. Total consideration was $250,000. The transaction effectively transferred voting control of the Company from Omega to these two separate officers of AngelCiti effective April 15, 2004 and accordingly, effective April 16, 2004, Omega no longer controlled or consolidated the accounts of AngelCiti.

         (B) MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three months ended March 31, 2005 and 2004, respectively.

         (C) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 313,355 common shares of AngelCiti's publicly traded common stock at March 31, 2005 having a fair value of $379,160. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 2,048,687 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at March 31, 2005 having a cost basis of $61,441. All Midas shares are currently being treated as non-marketable securities. (See
         Note 3(B))

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 --------------
                                   (UNAUDITED)


         (D) NET LOSS PER SHARE

         SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At March 31, 2005 and 2004, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (E) RECLASSIFICATIONS

         Certain amounts in the year 2004 consolidated financial statements have been reclassified to conform to the year 2005 presentation.

NOTE 3 AVAILABLE FOR SALE MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES
-----------------------------------------------------------------------------

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at March 31, 2005, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the three months ended March 31, 2005, the Company sold 119,000 shares of AngelCiti common stock for net proceeds of $230,229.

         During the three months ended March 31, 2005, the Company sold 6,000 shares of Xsunx common stock for net proceeds of $1,244.

         During the three months ended March 31, 2005 and 2004, the Company recognized a gain on sale of Available for Sale Marketable Securities of $223,826 and $0, respectively.

         Activity relating to shares held in AngelCiti during the three months ended March 31, 2005 was as follows:

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 --------------
                                   (UNAUDITED)


         Shares held at December 31, 2004                         432,355
         Shares acquired                                               --
         Shares sold                                             (119,000)
                                                                ---------
         Shares held at March 31, 2005                            313,355
                                                                =========

         Activity relating to shares held in Xsunx during the three months ended March 31, 2005 was as follows:

         Shares held December 31, 2004                              6,000
         Shares sold                                               (6.000)
                                                                ---------
         Shares held at March 31, 2005                                 --
                                                                =========

         The composition of the Company's Available for Sale Marketable Securities at March 31, 2005 is as follows:

                           Cost         Fair Value      Unrealized Gain (Loss)
                       -----------      -----------     ----------------------
         AngelCiti     $   48,067       $   379,160            $   331,093

         There have been no impairment losses charged to the statements of operations associated with these available for sale marketable securities for the three months ended March 31, 2005 and 2004, respectively.

         (B) NON-MARKETABLE SECURITIES

         In July and August 2004, the Company borrowed $54,000 and $6,000, respectively, from an unrelated third party (see Notes 5 and 7) to purchase 1,800,000 common shares of Midas and a 19.8% interest in a private entity. The loan was repaid in February 2005. (See Note 6) The cost basis of Midas is $0.03 per share. Although Midas is traded on the pink sheets and has a daily quotation, the stock is thinly traded and has activity representing that primarily of its insiders. In addition, the potential restriction on sale of the Midas stock significantly affects the marketability of these securities. As a result, management has determined that SFAS 115 will not be applied to the Company's holdings of Midas common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there are no associated unrealized gains and losses. The 19.8% interest acquired in the private entity is being carried with a cost basis of $0 since there is no readily identifiable market for this type of investment.

         On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its shareholders in the form of Midas stock. For each share of AngelCiti stock held, all shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company held 339,855 shares of AngelCiti. The Company received 67,971 shares of Midas from AngelCiti. The dividend shares are being carried at their cost pursuant to APB 18 and have been included as a component in the share reconciliation below:

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 --------------
                                   (UNAUDITED)


         Activity relating to Midas shares held by the Company during the three months ended March 31, 2005 was as follows:

         Shares held at December 31, 2004                           1,998,716
         Shares acquired                                                   --
         Dividend shares received from AngelCiti                       67,971
         Shares sold                                                  (18,640)
                                                                   ----------
         Shares held at March 31, 2005                              2,048,047
                                                                   ==========

         The composition of Non-Marketable Securities at March 31, 2005 is as follows:

                      Cost         Fair Value         Unrealized Gain (Loss)
                   ----------    --------------       ----------------------
                   $   61,441      $   61,441               $      --

         There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the three months ended March 31, 2005 and 2004, respectively.

NOTE 4 INCOME TAXES

There was no income tax expense for the three months ended March 31, 2005 (Unaudited) and the year ended December 31, 2004 due to the Company's utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the three months ended March 31, 2005 (Unaudited) and December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                      2005              2004
                                                  ------------      -----------
Computed "expected" tax expense (benefit)         $    106,454      $   620,213
Utilization of net operating loss carryforward        (106,454)        (620,213)
                                                  ------------      -----------
                                                  $         --      $        --
                                                  ============      ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2005 (Unaudited) are as follows:

Deferred tax assets:
Net operating loss carryforward                                (213,719)
                                                           ------------
Total gross deferred tax assets                                (213,719)
Less valuation allowance                                        213,719
                                                           ------------
Net deferred tax assets                                    $         --
                                                           ============

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 --------------
                                   (UNAUDITED)


During the three months ended March 31, 2005, the Company reported net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $628,584 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004.

The valuation allowance at December 31, 2004 was $320,173. The net change in valuation allowance during the three months ended March 31, 2005 was a decrease of $106,454.

NOTE 5 CONVERTIBLE PROMISSORY DEBENTURE (NOTE RECEIVABLE)

On July 29, 2004, the Company purchased a 10%, convertible promissory note with a stated amount of $261,000. At the option of the holder, $300 of principal can be converted for 500 shares. The note was scheduled to mature on July 29, 2005. On January 31, 2005, the Company was repaid an aggregate $274,195, which represented the principal and related accrued interest on the convertible promissory note receivable.

NOTE 6 LOAN PAYABLE

On February 2, 2005, the Company repaid an aggregate loans payable balance of $110,000 plus related accrued interest of an additional $3,000. Included in the total amount repaid was $60,000 previously advanced for the purchase of 1,800,000 shares of Midas common stock. (See Note 3(B))

Item 2.  Management's Discussion and Analysis or Plan of Operation.


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

As of April 15, 2004, we sold to George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our former majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. As of that date, we maintained a small common stock equity position in AngelCiti and have since begun to sell these shares in the open market. As of April 15, 2004, AngelCiti was no longer our majority-controlled subsidiary or controlled by us. Its operations, a significant portion of which are the result of discontinued operations, were consolidated with ours up through that date.

FINANCIAL RESULTS FOR THE QUARTER ENDED MARCH 31, 2005

We recorded no operating income during the quarter ended March 31, 2005, but recorded $2,175 of interest income and gains totaling $343,650 on the sale of available for sale marketable and non-marketable securities during this period. We had no comparable income for the same period of last year. For the three months ending March 31, 2005, we realized net income of $313,101, as contrasted with a net loss of $105,998 for the same period of last year, which included losses of $8,310 from continuing operations and losses of $97,688 from discontinued operations. Results for the three months ending March 31, 2005 included income of $223,826 from the sale of 119,000 AngelCiti common shares and 6,000 XSUNX common shares and income of $119,824 upon the sale of our Midas Entertainment, Inc. ("Midas") common shares. We intend to sell additional available for sale marketable securities and non-marketable securities in the future as market conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash of $530,112, marketable securities of $379,160, non-marketable securities of $61,441 and working capital of $954,941. At that date we owned 313,355 AngelCiti common shares and 2,048,047 Midas common shares. We intend to sell additional marketable and non-marketable securities in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

PLAN OF OPERATION

As of the date of this Report, we are now engaged as consultants to the online gaming industry. Towards this end, we have been retained by AngelCiti, our former majority-owned subsidiary, to assist with its marketing and strategic planning efforts. Our agreement with AngelCiti provides for us to receive monthly payments of $5,000 and the reimbursement of our reasonable out of pocket expenses. The initial term of the agreement is for two years, subject to the earlier termination by either party upon the provision of 90 days advance written notice. While we are seeking out additional on line gaming clientele, no assurance is given that we our consulting services will be retained by any additional clients.

Given the uncertainties surrounding our new business direction, we continue to seek a merger, combination or consolidation with a suitable candidate. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, marketable securities, or other funding sources available to us. As of the date of this Report, we are not engaged in merger or acquisition discussions with any potential merger or acquisition candidate. However, in the event we do consummate a merger or an acquisition of an operating company, there can be no assurance that the combined entity will operate profitably.

FUTURE EXPENDITURES

We do not currently envision the purchase or sale of plant or significant equipment, have no plans to incur research and development costs and anticipate that our staffing requirements will remain as they are.

Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating net revenues or raising investment capital, our future expenditures will be applied towards general working capital purposes.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of Investment in Non-Marketable Securities. We have determined our investment in Midas' common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). However, we are currently carrying this investment as a current asset due to the likelihood and expectation that these shares, or a portion thereof, could be sold by us within the next twelve months. While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our current assets and investment in non-marketable securities-related party-at cost account.

Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely. Additionally, despite the realization of net income during the three- month period ending March 31, 2005, the income realized had been generated solely by the sale of marketable and non-marketable securities. We have not generated revenues or income from operations, cannot be assured that we will be able to sell securities at a profit in the future, and believe that a valuation allowance is appropriate.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.


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

               2.   Financial Statement Schedules - None

          (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:



   Exhibit No.   Description
   ----------    ------------
     3.1         Articles of Incorporation, as amended*
     3.2         Bylaws, as amended*
    14.1         Code of Ethics**
    21.1         Names of Subsidiaries***
    31.1         Rule 13a-14(a)/15d-14(a) Certification of Lawrence Hartman
    32.1         Certification Pursuant to 18 U.S.C Section 1350as adopted
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------
* Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001
**   Included in Form 8-K filed on February 11, 2005
***  Included in Form 10-KSB filed on February 25, 2005.

          (c) Reports on Form 8-K filed during the three months ended March 31, 2005. (Incorporated by reference):

                           Form 8-K filed on February 11, 2005

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Omega Ventures, Inc.



         Dated: May 11 , 2005        By: /s/ Lawrence Hartman
                                         ---------------------------------------
                                         Lawrence Hartman, CEO


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.



         Date:  May 11, 2005         By: /s/ Lawrence Hartman
                                         --------------------------------------
                                         Lawrence Hartman, CEO, CFO and Director