Form 10QSB
period 2005-06-30
OMEGA VENTURES INC
filed 2006-06-26
CIK 1133153

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB

                                 ---------------

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2005

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

                              Yes [ ] No [x]

As of June 30, 2005 there were 23,566,333 outstanding shares of common stock, par value $0.01.

================================================================================

                         Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements



                              OMEGA VENTURES, INC.
                                  Balance Sheet
                                  June 30, 2005
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                       $   632,916
  Investment in marketable securities - available for sale                        19,448
  Investment in marketable securities - available for sale - related party       231,245
                                                                             -----------
TOTAL CURRENT ASSETS                                                             883,609
                                                                             -----------

OTHER ASSETS
  Investment in non-marketable securities - at cost - related party               61,278

TOTAL  ASSETS                                                                $   944,887
                                                                             ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                           $     8,601
  Accounts payable related party                                                  16,467
                                                                             -----------
TOTAL CURRENT LIABILITIES                                                         25,068
                                                                             -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                                   235,663
  Additional paid-in capital                                                   2,498,783
  Accumulated deficit                                                         (2,009,672)
  Accumulated other comprehensive income                                         195,045
                                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                                       919,819
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   944,887
                                                                             ===========


                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                            Statements of Operations
                            ------------------------
                                (Unaudited)

                                                                Three months ended June 30,      Six months ended June 30,
                                                                   2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES
Consulting                                                     $         --    $         --    $         --    $         --
Depreciation                                                             --              --              --              --
Legal and professional fees                                           2,123           6,949          19,671           7,835
General and administrative                                            9,824              --          22,000           8,598
                                                               ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                             11,947           6,949          41,671          16,433
                                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                (11,947)         (6,949)        (41,671)        (16,433)
                                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Gain on sale of preferred stock                                          --         250,000              --         250,000
Gain on sale of available for sale marketable securities             68,906          94,614         292,732          94,614
Gain on sale of non-marketable securities                            43,967              --         163,791              --
Gain on investment                                                       --              --              --              --
Gain on debt settlement                                                  --              --              --              --
Other income                                                             --              --              --              --
Other Expenses
Interest income                                                          --              --           2,175              --
Interest expense                                                         --              --          (3,000)             --
                                                               ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                                  112,873         344,614         455,698         344,614
                                                               ------------    ------------    ------------    ------------

Net Income from Continuing Operations                          $    100,926    $    337,665    $    414,027    $    328,181
                                                               ============    ============    ============    ============

DISCONTINUED OPERATIONS
  Income (Loss) from operations of discontinued component
  (including gain on disposal of $1,518,789 in 2004 periods)             --       1,555,496              --       1,457,808
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) ON DISCONTINUED OPERATIONS                                 --       1,555,496              --       1,457,808
                                                               ------------    ------------    ------------    ------------

Net Income (Loss)                                              $    100,926    $  1,893,161    $    414,027    $  1,785,989
                                                               ============    ============    ============    ============

Net Income (Loss) Per Share - Basic and Diluted

Income (Loss) from continuing operations                       $       0.00    $       0.01    $       0.02    $       0.01
Income (Loss) from discontinued operations                     $         --    $       0.07    $         --    $       0.06
                                                               ------------    ------------    ------------    ------------

Net Income (Loss) Per Share - Basic and Diluted                $       0.00    $       0.08    $       0.02    $       0.07
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         during the year - basic and diluted                     23,566,333      23,731,168      23,566,333      24,148,751
                                                               ============    ============    ============    ============


                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                                       2005          2004
                                                                   -----------    -----------
Cash Flows from Operating Activities:
Net income (loss)                                                  $   414,027    $ 1,785,989
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of preferred stock                                             --       (250,000)
Gain on sale of available for sale marketable securities              (292,732)       (94,614)
Gain on sale of non-marketable securities                             (163,791)            --
Gain on disposal of subsidiary, net                                         --     (1,457,808)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Prepaid and other assets                                               1,100             --
  Accrued interest receivable - repayment                               11,031             --
Increase (decrease) in:
  Accounts payable and accrued liabilities                              (4,093)        (5,411)
  Account payable related party                                         16,467             --
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (17,991)       (21,844)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of convertible note receivable                             261,000             --
  Proceeds from sale of preferred stock                                     --        200,000
  Purchase of marketable securities                                    (19,448)            --
  Proceeds from sale of available for sale marketable securities       312,245         95,420
  Proceeds from sale of available for non-marketable securities        164,513             --
                                                                   -----------    -----------
NET PROVIDED BY IN INVESTING ACTIVITIES                                718,310        295,420
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable - related party                           (110,000)            --
                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             (110,000)            --
                                                                   -----------    -----------

Net Increase in Cash                                               $   590,319    $   273,576

Cash at Beginning of Period                                             42,597             --
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   632,916    $   273,576
                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                      $        --    $        --
                                                                   ===========    ===========
     Taxes                                                         $        --    $        --
                                                                   ===========    ===========
     Return and cancellation of common stock (1,000,000 shares)    $        --         50,000
                                                                   ===========    ===========

     Stock subscription receivable                                 $        --    $        --
                                                                   ===========    ===========


                 See accompanying notes to financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION
----------------------------

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

For the six months ended June 30, 2004, the Company was a consolidated entity. The unaudited consolidated results of operations and cash flows for AngelCiti Entertainment, Inc. ("AngelCiti) are included in the comparative presentation of the June 30, 2004 unaudited financial statements of the Company. All results of operations of AngelCiti are included as a component of discontinued operations. The disposal of AngelCiti occurred on April 15, 2004.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. ("Omega") ("The Company") was incorporated in the state of Nevada on May 14, 1999.

         Omega's operating focus is to act as consultants to the online gaming industry in order to assist with marketing and strategic planning efforts. The Company also continues to seek a merger, combination or consolidation with a suitable candidate. In the event an acceptable merger or acquisition candidate is found, the Company intends to effect the transaction utilizing any combination of common stock, cash on hand, marketable securities, non-marketable securities, or other funding sources available to us. The Company has not generated any revenues from this business through June 30, 2005.

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

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the six months ended June 30, 2005 and 2004, respectively.

         (C) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 238,355 common shares of AngelCiti's publicly traded common stock (see Note 7) at June 30, 2005 having a fair value of $231,245. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 2,042,603 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock (see Note 7), at June 30, 2005 having a cost basis of $61,278. All Midas shares are currently being treated as non-marketable securities. (See Note 3(B))

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


         (D) NET LOSS PER SHARE

         SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At June 30, 2005 and 2004, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (E) RECLASSIFICATIONS

         Certain amounts in the year 2004 consolidated financial statements have been reclassified to conform to the year 2005 presentation.

NOTE 3 AVAILABLE FOR SALE MARKETABLE SECURITIES AND NON-MARKETABLE
---------------------------------------------------------------------------
       SECURITIES
       ----------

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at June 30, 2005, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the six months ended June 30, 2005, the Company sold 194,000 shares of AngelCiti common stock for net proceeds of $311,001.

         During the six months ended June 30, 2005, the Company sold 6,000 shares of Xsunx common stock for net proceeds of $1,244.

         During the three and six months ended June 30, 2005 the Company recognized a gain on sale of Available for Sale Marketable Securities of $77,201 and $292,732 respectively. There were no such gains in 2004.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


         Activity relating to shares held in AngelCiti during the six months ended June 30, 2005 was as follows:


         Shares held at December 31, 2004                          432,355
         Shares acquired                                                --
         Shares sold                                              (194,000)
                                                                 ---------
         Shares held at June 30, 2005                              238,355
                                                                 =========

         Activity relating to shares held in Xsunx during the six months ended June 30, 2005 was as follows:

         Shares held December 31, 2004                               6,000
         Shares sold                                                (6,000)
                                                                 ---------
         Shares held at June 30, 2005                                   --
                                                                 =========

         Activity relating to shares held in Excelsior Biotechnology during the six months ended June 30, 2005 was as follows:

         Shares bought in 2005                                       5,800
         Shares sold                                                     0
                                                                 ---------
         Shares held at June 30, 2005                                5,800
                                                                 =========

         Activity relating to shares held in Regaltech Inc.during the six months ended June 30, 2005 was as follows:

         Shares bought in 2005                                       1,800
         Shares sold                                                     0
                                                                 ---------
         Shares held at June 30, 2005                                1,800
                                                                 =========

         The composition of the Company's Available for Sale Marketable Securities at June 30, 2005 is as follows:

                                                        Unrealized
                             Cost      Fair Value       Gain (Loss)
                         -----------   -----------      -----------
         AngelCiti       $   44,455    $   231,245      $   195,045
         Excelsior           18,383         18,383                0
         Regaltech            1,065          1,065                0

         There have been no impairment losses charged to the statements of operations associated with these available for sale marketable securities for the six months ended June 30, 2005 and 2004, respectively.

         (B) NON-MARKETABLE SECURITIES

         In July and August 2004, the Company borrowed $54,000 and $6,000, respectively, from an unrelated third party (see Note 6) to purchase 1,800,000 common shares of Midas and a 19.8% interest in a private entity. The loan was repaid in February 2005. (See Note 6) The cost

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


         basis of Midas is $0.03 per share. Although Midas is traded on the pink sheets and has a daily quotation, the stock is thinly traded and has activity representing that primarily of its insiders. In addition, the potential restriction on sale of the Midas stock significantly affects the marketability of these securities. As a result, management has determined that SFAS 115 will not be applied to the Company's holdings of Midas common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there are no associated unrealized gains and losses.

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

         Activity relating to Midas shares held by the Company during the six months ended June 30, 2005 was as follows:

         Shares held at December 31, 2004                           1,998,716
         Shares acquired                                                   --
         Dividend shares received from AngelCiti                       67,971
         Shares sold                                                  (24,084)
                                                                 ------------
         Shares held at June 30, 2005                               2,042,603
                                                                 ============

         The composition of Non-Marketable Securities at June 30, 2005 is as follows:

                                                   Unrealized
                Cost           Fair Value          Gain (Loss)
             ----------       ------------         -----------
             $   61,278       $     61,278         $        --

         There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the six months ended June 30, 2005 and 2004, respectively.

NOTE 4 INCOME TAXES
-------------------

There was no income tax expense for the six months ended June 30, 2005 (Unaudited) and the year ended December 31, 2004 due to the Company's utilization of net operating loss carryforwards.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


The Company's tax expense differs from the "expected" tax expense for the six months ended June 30, 2005 (Unaudited) and December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                     2005           2004
                                                 -----------    -----------
Computed "expected" tax expense (benefit)        $   140,769    $   620,213
Utilization of net operating loss carryforward      (140,769)      (620,213)
                                                 -----------    -----------
                                                 $        --    $        --
                                                 ===========    ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2005 (Unaudited) are as follows:

Deferred tax assets:
Net operating loss carryforward                    (179,404)
                                                 ----------
Total gross deferred tax assets                    (179,404)
Less valuation allowance                            179,404
                                                 ----------
Net deferred tax assets                          $       --
                                                 ==========

During the six months ended June 30, 2005, the Company reported net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $527,658 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004.

The valuation allowance at December 31, 2004 was $320,173. The net change in valuation allowance during the six months ended June 30, 2005 was a decrease of $140,769.

NOTE 5 CONVERTIBLE PROMISSORY DEBENTURE (NOTE RECEIVABLE)
---------------------------------------------------------

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

NOTE 6 LOAN PAYABLE
-------------------

On February 2, 2005, the Company repaid an aggregate loans payable balance of $110,000 plus related accrued interest of an additional $3,000. Included in the total amount repaid was $60,000 previously advanced for the purchase of 1,800,000 shares of Midas common stock. (See Note 3(B))

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


NOTE 7 RELATED PARTY
--------------------

As of June 30, 2005 the Company had related party accounts payable to Midas Entertainment, Inc., Angelciti Entertainment, Inc. and Commercial Lt. Baroda, all of whom are affiliates of the Company, totaling $721, $100 and $15,646, respectively.

The Company holds approximately 238,355 common shares of AngelCiti Entertainment Inc's, an affiliate, publicly traded common stock at June 30, 2005 having a fair value of $231,245. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

The Company also holds approximately 2,042,603 common shares of Midas Entertainment, Inc.'s, an affiliate, publicly traded common stock at June 30, 2005 having a cost basis of $61,278. All Midas shares are currently being treated as non-marketable securities. (See Note 3(B))

Item 2.  Management's Discussion and Analysis or Plan of Operation.


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

FINANCIAL RESULTS FOR THE QUARTER ENDED JUNE 30, 2005

We recorded no operating income during the three and six month periods ending June 30, 2005 or the same periods of the prior year. However, we recorded $112,873 and $455,698 of gains on the sale of securities, for the three and six month periods ending June 30, 2005 and $344,614 and $344,614 of gains on the sale of securities, for the three and six month periods ending June 30, 2004. Sales of securities for the three and six month periods ending June 30, 2004 included gains of $250,000 on the sale of our preferred shares to Messrs. Guttierez and Ward. For the three and six month periods ending June 30, 2005, we realized net income from continuing operations of $100,926 and $414,027, respectively, as contrasted with net income from continuing operations of $337,665 and $328,181 for the same periods of the prior year. Results for the three months ending June 30, 2005 included income from the sale of 194,000 shares of Angelciti common stock, all 6,000 shares of our Xsunx common stock and 5,444 shares of Midas Entertainment, Inc. ("Midas") common shares. As of June 30, 2005, we held 238,355 AngelCiti common shares and 2,042,603 Midas common shares. We intend to sell additional available for sale marketable securities and non-marketable securities in the future as market conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash of $632,916, marketable securities of $250,693, non-marketable securities of $61,278 and working capital of $858,541. At that date we owned 238,355 AngelCiti common shares and 2,042,603 Midas common shares. We intend to sell additional marketable and non-marketable securities in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

PLAN OF OPERATION

We are engaged as consultants to the online gaming industry but have not conducted any consulting business during the quarter ending June 30, 2005. While we are seeking out on line gaming clientele, no assurance is given that we or our consulting services will be retained by any clients.

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

Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely. Additionally, despite the realization of net income during the six- month period ending June 30, 2005, the income realized had been generated solely by the sale of marketable and non-marketable securities. We have not generated revenues or income from operations, cannot be assured that we will be able to sell securities at a profit in the future, and believe that a valuation allowance is appropriate.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.


Item 3.  Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting are effective and have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

               2.   Financial Statement Schedules - None

          (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:


         Exhibit No.    Description
         -----------    -------------------------------------------------------
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

------------
* Included in Amendment No. 1 to Registration Statement bearing file number 333-54468 filed on January 26, 2001
**   Included in Form 8-K filed on February 11, 2005
***  Included in Form 10-KSB filed on February 25, 2005.

          (c) Reports on Form 8-K filed during the three months ended June 30, 2005. (Incorporated by reference): NONE

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Omega Ventures, Inc.

         Dated: June 23, 2006                     By: /s/ Lawrence Hartman
                                                      --------------------------
                                                      Lawrence Hartman, CEO


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

           Date: June 23, 2006                    By: /s/ Lawrence Hartman
                                                      --------------------------
                                                      Lawrence Hartman,
                                                      CEO, CFO and Director