Form 10QSB
period 2005-09-30
OMEGA VENTURES INC
filed 2006-07-05
CIK 1133153

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

               For the quarterly period ended: September 30, 2005

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

                         Yes [ ]        No [X]

As of September 30, 2005 there were 23,566,333 outstanding shares of common stock, par value $0.01.

================================================================================

                         Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements



                               OMEGA VENTURES, INC.
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                                       $   608,700
  Investment in marketable securities - available for sale                        21,962
  Investment in marketable securities - available for sale - related party       121,855
  Due from affiliate                                                               5,000
                                                                             -----------
TOTAL CURRENT ASSETS                                                             757,517
                                                                             -----------

OTHER ASSETS
    Investment in non-marketable securities - at cost - related party             61,135

TOTAL ASSETS                                                                 $   818,652
                                                                             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                           $     6,968
  Accounts payable related party                                                  26,820
                                                                             -----------
TOTAL CURRENT LIABILITIES                                                         33,788
                                                                             -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                                   235,663
  Additional paid-in capital                                                   2,498,783
  Accumulated deficit                                                         (2,024,143)
  Accumulated other comprehensive income                                          74,561
                                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                                       784,864
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   818,652
                                                                             ===========

           See accompanying notes to unaudited financial statements

                           OMEGA VENTURES, INC.
                         Statements of Operations
                                (Unaudited)

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                      2005            2004               2005            2004
                                                                   ------------     ------------     ------------     ------------
OPERATING EXPENSES
Legal and professional fees                                        $      3,368     $      7,921     $     23,039     $     15,756
General and administrative                                              101,731            1,805          123,731           10,403
                                                                   ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                                                105,099            9,726          146,770           26,159
                                                                   ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                                   (105,099)          (9,726)        (146,770)         (26,159)
                                                                   ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Gain on sale of preferred stock                                              --               --               --          250,000
Gain (loss) on sale of available for sale marketable securities          47,433           (4,762)         340,165           89,852
Gain on sale of non-marketable securities                                42,295           17,600          206,086           17,600
Interest income                                                             900            4,505            3,075            4,505
Interest expense                                                             --               --           (3,000)              --
                                                                   ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                                             90,628           17,343          546,326          361,957
                                                                   ------------     ------------     ------------     ------------

Net Income (Loss) from Continuing Operations                       $    (14,471)    $      7,617     $    399,556     $    335,798
                                                                   ============     ============     ============     ============

DISCONTINUED OPERATIONS
  Income (Loss) from operations of discontinued component
  (including gain on disposal of $1,518,789 in 2004 periods)                 --               --               --        1,457,808
                                                                   ------------     ------------     ------------     ------------
INCOME (LOSS) ON DISCONTINUED OPERATIONS                                     --               --               --        1,457,808
                                                                   ------------     ------------     ------------     ------------

Net Income (Loss)                                                  $    (14,471)    $      7,617     $    399,556     $  1,793,606
                                                                   ============     ============     ============     ============

Net Income (Loss) Per Share - Basic and Diluted

Income (Loss) from continuing operations                           $         --     $         --     $      0.017     $      0.014
Income (Loss) from discontinued operations                         $         --     $         --     $         --     $      0.062
                                                                   ------------     ------------     ------------     ------------
Net Income (Loss) Per Share - Basic and Diluted                    $         --     $         --     $      0.017     $      0.076
                                                                   ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the year - basic and diluted                          23,566,333       23,953,194       23,566,333       23,566,333
                                                                   ============     ============     ============     ============

           See accompanying notes to unaudited financial statements

                                Omega Ventures, Inc.
                              Statements of Cash Flows
                                     (Uaudited)

                                                                             Nine months ended September 30,
                                                                                 2005              2004
                                                                             -----------        -----------
Cash Flows from Operating Activities:
Net income (loss)                                                            $   399,556        $ 1,793,606
Adjustments to reconcile net income (loss) to net cash Provided By
      (Used in) operating activities:
Gain on sale of preferred stock                                                       --           (250,000)
Gain on sale of available for sale marketable securities                        (340,165)           (89,852)
Gain on sale of non-marketable securities                                       (206,086)           (17,600)
Gain on disposal of subsidiary, net                                                   --         (1,457,808)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Prepaid expenses and other                                                       1,100                 --
  Due from affiliate                                                              (5,000)                --
  Accrued interest receivable                                                     11,031             (4,505)
Increase (decrease) in:
  Accounts payable and accrued liabilities                                        (5,725)             8,914
  Accounts payable, related party                                                 26,819                 --
                                                                             -----------        -----------
Net Cash Used in Operating Activities                                           (118,470)           (17,245)
                                                                             -----------        -----------

Cash Flows from Investing Activities:
  Purchase of marketable securities                                              (47,600)                --
  Proceeds of sale of preferred stock                                                 --            200,000
  Repayment of convertible note receivable                                       261,000                 --
  Proceeds from sale of available for sale marketable securities                 370,095             85,947
  Proceeds from sale of non-marketable securities                                211,078             17,384
  Disbursements for convertible prommisory note receivable                            --           (261,000)
                                                                             -----------        -----------
Net Provided By Investing Activities                                             794,573             42,331
                                                                             -----------        -----------

Cash Flows from Financing Activities:
  Repayment of loan payable - related party                                     (110,000)                --
                                                                             -----------        -----------
Net Cash Used In Financing Activities                                           (110,000)                --
                                                                             -----------        -----------

Net Increase (decrease) in Cash                                                  566,103             25,086

Cash at Beginning of Period                                                       42,597                 --
                                                                             -----------        -----------

Cash at End of Period                                                        $   608,700        $    25,086
                                                                             ===========        ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                                $        --        $        --
                                                                             ===========        ===========
     Taxes                                                                   $        --        $        --
                                                                             ===========        ===========
Suppliemental Disclosure of Non-Cash Investing and
     Financing Activity
     Return and cancellation of common stock (1,000,000 shares)              $        --        $    50,000
                                                                             ===========        ===========
     Acquisition of non-marketable securities (1,800,000 shares of Midas)    $        --        $    60,000
                                                                             ===========        ===========
     Fair Value of available for sale securities disposed of for services    $    57,850        $        --
                                                                             ===========        ===========

           See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

For a portion of the nine months ended September 30, 2004, the Company was a consolidated entity. The unaudited consolidated results of operations and cash flows for AngelCiti Entertainment, Inc. ("AngelCiti) are included in the comparative presentation of the September 30, 2004 unaudited financial statements of the Company. All results of operations of AngelCiti are included as a component of discontinued operations. The disposal of AngelCiti occurred on April 15, 2004.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. ("Omega") ("The Company") was incorporated in the state of Nevada on May 14, 1999.

         Omega's operating focus is to act as consultants to the online gaming industry in order to assist with marketing and strategic planning efforts. The Company also continues to seek a merger, combination or consolidation with a suitable candidate. In the event an acceptable merger or acquisition candidate is found, the Company intends to effect the transaction utilizing any combination of common stock, cash on hand, marketable securities, non-marketable securities, or other funding sources available to us. The Company has not generated any revenues from this business through September 30, 2005.

         On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. Under the terms of the agreement, Omega sold an aggregate 14,000 shares of Series A, preferred stock in AngelCiti to these two separate officers in exchange for an

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the nine months ended September 30, 2005 and 2004, respectively.

         (C) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 174,079 common shares of AngelCiti's publicly traded common stock at September 30, 2005 having a fair value of $121,855. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


         The Company also holds approximately 40,225,520 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at September 30, 2005 having a cost basis of $61,135. All Midas shares are currently being treated as non-marketable securities. (See
         Note 3(B))

         (D) NET LOSS PER SHARE

         SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At September 30, 2005 and 2004, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (E) RECLASSIFICATIONS

         Certain amounts in the year 2004 consolidated financial statements have been reclassified to conform to the year 2005 presentation.

NOTE 3 AVAILABLE FOR SALE MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES
-----------------------------------------------------------------------------

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at September 30, 2005, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the nine months ended September 30, 2005, the Company sold 194,000 shares of AngelCiti common stock for net proceeds of $311,001. In addition to the selling of shares, the company transferred 65,000 shares of Angelciti common stock to a consulting firm for services rendered for deemed proceeds of $57,850, reflecting the closing price of stock on the date of the transaction.

         During the nine months ended September 30, 2005, the Company sold 6,000 shares of Xsunx common stock for net proceeds of $1,244.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


         During the three and nine months ended September 30, 2005 the Company recognized a gain on disposal of Available for Sale Marketable Securities of $34,433 and $340,165 respectively. There were no such gains in 2004.

         Activity relating to shares held in AngelCiti, an affiliate, during the nine months ended September 30, 2005 was as follows:


         Shares held at December 31, 2004                        432,355
         Shares acquired                                          25,000
         Shares sold or transferred                             (283,276)
                                                              ----------

         Shares held at September 30, 2005                       174,079
                                                              ==========

         Activity relating to shares held in Xsunx during the nine months ended September 30, 2005 was as follows:

         Shares held December 31, 2004                             6,000
         Shares sold                                              (6,000)
                                                              ----------
         Shares held at September 30, 2005                            --
                                                              ==========

         Activity relating to shares held in Excelsior Biotechnology during the nine months ended September 30, 2005 was as follows:

         Shares bought in 2005                                     6,600
         Shares sold                                                   0
                                                              ----------
         Shares held at September 30, 2005                         6,600
                                                              ==========

         Activity relating to shares held in Regaltech Inc.during the nine months ended September 30, 2005 was as follows:

         Shares bought in 2005                                     1,800
         Shares sold                                                   0
                                                              ----------
         Shares held at September 30, 2005                         1,800
                                                              ==========

         The composition of the Company's Available for Sale Marketable Securities at September 30, 2005 is as follows:

                                                           Unrealized
                             Cost        Fair Value        Gain (Loss)
                          ---------     ------------       -----------
         AngelCiti        $  47,253     $    121,855       $    74,561
         Excelsior           20,897           20,897                 0
         Regaltech            1,065            1,065                 0

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


         There have been no impairment losses charged to the statements of operations associated with these available for sale marketable securities for the nine months ended September 30, 2005 and 2004, respectively.

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

         On March 23, 2005 ("record date"), AngelCiti issued a stock dividend to its shareholders in the form of Midas stock. For each share of AngelCiti stock held, all shareholders would receive one share of Midas for five shares of AngelCiti shares held. On the record date, the Company held 339,855 shares of AngelCiti. The Company received 41,400 shares of Midas from AngelCiti. The dividend shares are being carried at their cost pursuant to APB 18 and have been included as a component in the share reconciliation below:

         During the year, Midas Entertainment declared a 20 for 1 stock split resulting in further shares owned by Omega Ventures.

         Activity relating to Midas, an affiliate, shares held by the Company during the nine months ended September 30, 2005 was as follows:

         Shares held at December 31, 2004                           1,998,716
         Shares acquired                                                  500
         Dividend shares received from AngelCiti                       41,400
         Shares sold                                                  (41,500)
         Shares received by share split                            38,226,404
                                                                -------------
         Shares held at September 30, 2005                         40,225,520
                                                                =============

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


         The composition of Non-Marketable Securities at September 30, 2005 is as follows:
                                              Unrealized
              Cost         Fair Value         Gain (Loss)
           ----------     ------------       ------------
           $   61,135     $     61,135       $         --

         There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 4 INCOME TAXES
-------------------

There was no income tax expense for the nine months ended September 30, 2005 (Unaudited) and the year ended December 31, 2004 due to the Company's utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2005 (Unaudited) and December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                    2005           2004
                                                 ---------      ---------
Computed "expected" tax expense (benefit)        $ 135,849      $ 620,213
Utilization of net operating loss carryforward    (135,849)      (620,213)
                                                 ---------      ---------
                                                 $      --      $      --
                                                 =========      =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2005 (Unaudited) are as follows:

Deferred tax assets:
Net operating loss carryforward                   (184,324)
                                                 ---------
Total gross deferred tax assets                   (184,324)
Less valuation allowance                           184,324
                                                 ---------
Net deferred tax assets                          $      --
                                                 =========

During the nine months ended September 30, 2005, the Company reported net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $542,129 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004.

The valuation allowance at December 31, 2004 was $320,173. The net change in valuation allowance during the nine months ended September 30, 2005 was a decrease of $135,849.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

NOTE 6 LOAN PAYABLE
-------------------

On February 2, 2005, the Company repaid an aggregate loans payable balance of $110,000 plus related accrued interest of an additional $3,000. Included in the total amount repaid was $60,000 previously advanced for the purchase of 1,800,000 shares of Midas common stock. (See Note 3(B))

NOTE 7 RELATED PARTY
--------------------

As of September 30, 2005 the Company had related party accounts payable to Midas Entertainment, Inc., Angelciti Entertainment, Inc. and Commercial Lt. Baroda, all of whom are affiliates of the Company, totaling $1,202, $100 and $25,518.

The Company holds approximately 174,079 common shares of Angelciti Entertainment Inc.'s publicly traded common stock at September 30, 2005 having a fair value of $121,814. All Angelciti shares are currently being treated as marketable securities pursuant to SFAS 115. (See Note 3 (A))

The Company also holds approximately 40,225,520 common shares of Midas Entertainment, Inc.'s publicly traded common stock at September 30, 2005 having a cost basis of $61,135. All Midas shares are currently being treated as non-marketable securities. (See Note 3(B))

Item 2.  Management's Discussion and Analysis or Plan of Operation.


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

FINANCIAL RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2005

We recorded no operating income during the three and nine month periods ending September 30, 2005 or the same periods of the prior year. However, we recorded $89,728 and $546,251 of gains on the sale of securities, for the three and nine month periods ending September 30, 2005 and $12,838 and $357,452 of gains on the sale of securities, for the three and nine month periods ending September 30, 2004. Sales of securities for the nine month period ending September 30, 2004 included gains of $250,000 on the sale of our preferred shares to Messrs. Guttierez and Ward. For the three and nine month periods ending September 30, 2005, we realized a net loss from continuing operations of $14,471 and net income from operations of $399,556, respectively, as contrasted with net income from continuing operations of $7,617 and $335,798 for the same periods of the prior year. Results for the three months ending September 30, 2005 included income from the sale or transfer of 218,276 shares of Angelciti common stock and sale of 41,500 post-split shares of Midas Entertainment, Inc. ("Midas") common shares. Results for the three months ending September 30, 2005 included $57,850 of consulting fees that we paid for with Angelciti common shares. As of September 30, 2005, we held 174,079 AngelCiti common shares and 40,255,520 Midas common shares. We intend to sell additional available for sale marketable securities and non-marketable securities in the future as market conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash of $608,700, marketable securities of $143,817, non-marketable securities of $61,135 and working capital of $723,729. At that date we owned 174,079 AngelCiti common shares and 40,225,520 Midas common shares. We intend to sell additional marketable and non-marketable securities in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

PLAN OF OPERATION

We are engaged as consultants to the online gaming industry but have not conducted any consulting business during the quarter ending September 30, 2005. While we are seeking out on line gaming clientele, no assurance is given that we or our consulting services will be retained by any clients.

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

Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely. Additionally, despite the realization of net income during the three- month period ending September 30, 2005, the income realized had been generated solely by the sale of marketable and non-marketable securities. We have not generated revenues or income from operations, cannot be assured that we will be able to sell securities at a profit in the future, and believe that a valuation allowance is appropriate.

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

                  2.       Financial Statement Schedules - None

         (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

      Exhibit No.    Description
      ----------     -----------------------------------------------------------
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

         (c) Reports on Form 8-K filed during the three months ended September 30, 2005. (Incorporated by reference): NONE

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Omega Ventures, Inc.



Dated: July 3, 2006                   By /s/ Lawrence Hartman
                                         ---------------------------------------
                                         Lawrence Hartman, CEO


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 3, 2006                   By: /s/ Lawrence Hartman
                                         ---------------------------------------
                                         Lawrence Hartman, CEO, CFO and Director