Form 10KSB
period 2005-12-31
OMEGA VENTURES INC
filed 2006-07-20
CIK 1133153

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                                 ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED: DECEMBER 31, 2005

                         COMMISSION FILE NUMBER: 0005468

                                 ---------------

                              OMEGA VENTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.
                                             YES    [ ]                  NO  [X]

STATE ISSUER' REVENUES FOR ITS MOST RECENT FISCAL YEAR.   NONE.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT:
                                             YES    [ ]                  NO  [X]

AS OF DECEMBER 31, 2005, THERE WERE 23,566,333 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01. THERE WAS NO MARKET VALUE FOR THESE SHARES.

 DOCUMENTS INCORPORATED BY REFERENCE:   NONE

================================================================================

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

         As of the date of this Report, we have no material operations and are seeking one or more acquisitions or a merger, combination or consolidation with one or more suitable candidates. We intend to effect an acquisition of or merger or other business combination with one or more operating companies by using a combination of our common stock, cash on hand, or other funding sources that we reasonably believe to be available. As of the date of this Report, we have not identified any such candidate. Nor can we give any assurance that we will do so, or successfully close such a transaction once a suitable candidate is identified. Until we do so, we are taking advantage of contacts that we have developed and offer consulting services to businesses engaged in on-line gaming or related activities. We currently have no consulting clientele.

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


CURRENT HOLDINGS

         Given the recent surge in the worldwide popularity of poker, AngelCiti spun off its poker-related operations into Midas Entertainment, Inc. ("Midas"), a publicly traded company whose shares are traded on the over-the-counter pink sheets. Midas sub-licenses on-line poker software and administers on-line poker websites. As a result of the spin-off, we received 24,216 shares of Midas common stock and have since acquired an additional 1,800,000 shares of the same for an investment of $60,000 and an additional 200,000 upon receipt of a share dividend from a company in which we hold a minority interest. As of December 31, 2005, we own 40,221,020 post split common shares of Midas, which reflect a 20:1 forward split which was effected in September, 2005.

         As of December 31, 2005, we owned 70,739 shares of AngelCiti common stock.

         As of December 31, 2005, we owned 6,600 common shares of Excelsior Biotechnology, Inc. 1,800 common shares of Regaltech, Inc. and 98 shares of Nanoforce, Inc. The trading markets for these shares are highly illiquid. No assurance is given that trading markets for these shares will develop or that we will be able to liquidate our holdings in these securities.

         In September of 2000, we acquired 50,000 shares of Communications Research, Inc. ("CRI"), a company controlled by Carl Ceragno, a former director. CRI is currently a publicly traded company and its common shares are traded on the over-the-counter bulletin board under the trading symbol of "CRHI". As of the date of this Report, we own 50,000 CRI common shares.


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


EMPLOYEES

         As of the date of this Report, our president, Lawrence Hartman, is our sole employee. We believe that we have a sound relationship with our employee. None of our employees or independent contractors are represented by a collective bargaining agreement.

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

Holders
-------

         As of December 31, 2005, there were 307 shareholders of our common stock.

Dividends
---------

         We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for acquisition and/or development of one or more new businesses, and that no dividends on the shares of common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

         We have not sold any of our securities during the year ending December 31, 2005


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

PLAN OF OPERATION

         We no longer produce live film and music events. As of April 15, 2004, we sold to George Gutierrez and Dean Ward, executive officers of AngelCiti Entertainment, Inc., our former majority controlled subsidiary ("AngelCiti"), a total of 14,000 AngelCiti Series A Preferred shares for aggregate consideration of $200,000 and the surrender of a total of 1,000,000 of our common shares that had been held by affiliates of Messrs. Gutierrez and Ward. As of said date, AngelCiti issued to Messrs. Gutierrez and Ward an additional 6,000 of its Series A Preferred shares in consideration for past services rendered. The combined transactions provided Messrs. Gutierrez and Ward with voting control of AngelCiti. As of that date, we maintained a small common stock equity position in AngelCiti and have since begun to sell these shares in the open market. As of April 15, 2004, AngelCiti was no longer our majority-controlled subsidiary or controlled by us. Its operations were consolidated with ours up through April 15, 2004 and are no longer consolidated beyond said date. We also maintain an equity position in Midas. We have sold some of these holdings and intend to continue to do so as market conditions warrant.

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


FINANCIAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 2005

         We recorded no operating income during the years ending December 31, 2005 and December 31, 2004, but recorded $397,806 of net income for the year ending December 31, 2005 and $1,824,157 of net income for the year ending December 31, 2004. Net income for the year ending December 31, 2005 included net gains on the sale of securities of $564,380. Net income for the year ending December 31, 2004 included one-time gains from discontinued operations of $1,457,808, one time gains from the sale of our preferred stock and gains of $141,139 from the sale of securities. While the sale of our AngelCiti preferred shares and gain from discontinued operations are non-recurring events, we intend to sell additional AngelCiti and Midas common shares in the future as market conditions permit.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had cash of $33,427, marketable securities of $30,187, non-marketable securities valued at $69,519, notes receivable of $575,000, liabilities of $27,522 and working capital of $41,092.

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

         In December 2005, we loaned an aggregate of $575,000 to Comercial LT Baroda, an entity under the control of George Gutierrez. Mr. Gutierrez is a control person of Kailuamana Corp., SA, which owns approximately 10.61% of our issued and outstanding common shares. The notes evidencing the loan are unsecured, bear interest at the rate of 5% per annum, provide for monthly interest only payments, and must be repaid in full by December 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the year ended December 31, 2004.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year starting January 1, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

         Valuation of Non-cash Capital Stock Issuances. We value our stock transactions based upon the fair value of the equity instruments used in the particular transaction. Various methods can be used to determine the fair value of the equity instrument. We may use the fair value, the quoted market price or the contemporaneous cash sale price of the stock based consideration. Each of these methods may produce a different result. We use the method that most appropriately reflects the value of the transaction to us. If a difference method was used it could impact the expense, deferred stock and equity stock accounts.

         Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

         Valuation of Investment in Non-Marketable Securities. We have determined our investment in Midas' common shares to be non-marketable and have accounted for the same at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). While there is a trading market for these shares, the trading market is quite thin and we may never be able to liquidate all or a portion of these shares at suitable prices or at any price. Our ability or inability to liquidate these shares could impact our investment in non-marketable securities-related party-at cost account.

OFF BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         Our financial statements appear on pages F-2 to F-18


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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON

         The following table sets forth the ages and positions held by our executive officers, directors and control persons:

NAME                       AGE              POSITIONS HELD
--------------------------------------------------------------------------------
Larry S. Hartman(1)        40               Director, Chief Executive Officer,
                                            President,  Treasurer (CFO) and
                                            Secretary of Omega

------------
(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors have been elected and have accepted their positions. Directors are elected for one-year terms.

         Lawrence S. Hartman. Lawrence S. Hartman has served as our Chief Executive Officer, Chairman of the Board of Directors and Secretary since May 14, 1999. Mr. Hartman expanded his duties to serve as our president, treasurer and chief financial officer as well, since December 1, 2001. Mr. Hartman's daily activities include supervising development of online casino activities, meeting and speaking with potential business affiliates, working with our legal counsel, accountants, and auditors, and general corporate administration. Mr. Hartman currently devotes approximately 30 hours per week towards our operations. From 1999 through 2005, Mr. Hartman has served as a director and Vice President-Corporate Counsel of Communications Research, Inc., a New Jersey based systems integration and video conferencing design company ("CRI"). Mr. Hartman provided his time to CRI on an "as needed" basis, which has historically represented approximately 5% of his time. Mr. Hartman devotes the remainder of his time offering consulting services to development stage companies and serves as a director for Vocalscape, Inc., a publicly traded Canadian company that offers telephone services using broadband internet connections ("Vocalscape"). Mr. Hartman has served as a director of Vocalscape since March of 2004.

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

         The following table sets forth the compensation of our sole officer for the last three (3) fiscal years:

NAME AND                                ANNUAL COMPENSATION                     LONG TERM COMPENSATION
PRINCIPAL POSITION         YEAR      SALARY(1)       BONUS   OTHER(2)          STOCK      SAR's     LTIP
------------------         ----      ---------       -----  ----------        -------     -----     -----
Lawrence S. Hartman
CEO, CFO and secretary     2003     $       -0-      $0.00  $55,000.00        $  0.00     $0.00     $0.00
of Omega                   2004     $       -0-      $0.00  $60,000.00        $  0.00     $0.00     $0.00
                           2005     $       -0-      $0.00  $      .00        $  0.00     $0.00     $0.00

------------
(1) At December 31, 2001, amounts due Mr. Hartman for deferred compensation were $36,260, all of which had subsequently been forgiven. No salary was deferred during 2002. (2) Does not include loans made to Mr. Hartman or a non-accountable expense allowance payable to Mr. Hartman. The non-accountable expense allowance serves as reimbursement of personal funds expended for business purposes. Mr. Hartman's other compensation for 2003, 2004 and 2005 was paid by AngelCiti, a company controlled by Mr. George Gutierrez, who owns approximately 10.6% of our common shares through an entity that he controls.

TERMS OF OFFICE

         Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTOR'S COMPENSATION

         No compensation has been paid to inside directors for service in such capacity in the past. However, each independent director had received of stock upon appointment to the board, received annual compensation in the form of additional shares (up through April 2003), and was entitled to reimbursement for reasonable expenses incurred in connection with attendance at Board and committee meetings. Notwithstanding the foregoing, we did not issue outside directors any shares as compensation during 2004 or 2005. At such time as the Board of Directors deems appropriate, we intend to adopt an appropriate policy to compensate non-employee directors, in order to attract and retain the services of qualified non-employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2005, we had 23,566,333 common shares issued and outstanding. The following table sets forth the ownership, as of December 31, 2005, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our officers and directors, and all of our executive officers and our directors as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted.

                                                                   PERCENTAGE OF
TITLE OF                                               NO. OF       OUTSTANDING
CLASS              NAME & ADDRESS                      SHARES          SHARES
--------           --------------                    -----------   -------------
Common stock       Lawrence S. Hartman               9,040,000(1)      38.36%
                   9000 Sheridan Avenue
                   Suite 7
                   Pembroke Pines, FL 33204

Common stock       Carl R. Ceragno                     240,000          1.00%
                   67 Ramapo Valley Road
                   Mahwah, NJ 07430

Common stock       Wye & Walsay Ltd.                 2,000,000(2)       8.49%
                   Oficentro La Sabana
                   Edificio #6, Piso #7
                   San Jose, Costa Rica

Common stock       Kailuamana Corp., SA              2,500,000(2)      10.61%
                   Oficentro La Sabana
                   Edificio #6, Piso #7
                   San Jose, Costa Rica

Common Stock       Arnie Malenenko                   2,800,000         11.88%
                   2400 East Los Olas Blvd., #388
                   Ft. Lauderdale, FL 33301
------------------------------------------------------------------------------
All Officers and Directors as a Group
(2 Individuals)                                       9,280,000(1)     39.38%

------------
(1) Excludes options issued to Mr. Hartman to purchase up to 4,000,000 shares of our common shares at a price of $1.00 per share.
(2) Wye & Walsay, Ltd. ("W&W") is controlled by Dean Ward who was an executive officer and director of AngelCiti up through February 27, 2006. Kailuamana Corp., SA ("Kailuamana") is controlled by George Gutierrez, an executive officer and director of AngelCiti.

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

         In September of 2004, we acquired an additional 1,800,000 shares of Midas common stock for cash consideration of $60,000, Midas is controlled by George Gutierrez and Dean Ward, who are the principal owners of Kailuamana and W&W, respectively.

         In December 2005, we loaned an aggregate of $575,000 to Comercial LT Baroda, an entity under the control of George Gutierrez. Mr. Gutierrez is a control person of Kailuamana Corp., SA, which owns approximately 10.61% of our issued and outstanding common shares. The loans are evidenced by two promissory notes in the principal amount of $350,000 and $225,000. The notes are unsecured, bear interest at the rate of 5% per annum, provide for monthly interest only payments, and must be repaid in full by December 31, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K; SUPPLEMENTAL INFORMATION

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

             1.   Financial Statements of the Registrant are included under
                  Item 7 hereof.

             2.   Financial Statement Schedules - None

             3.   Exhibits:


Exhibit No.   Description
-----------   ------------------------------------------------------------------
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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees. We were billed for and paid our current auditors, Salberg & Company $34,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB for the 2005 calendar year. We were billed for and paid our current auditors, Salberg & Company $30,046 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2004 calendar year.

         Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2005 and 2004 calendar year, respectively.

         Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending December 31, 2005 and December 31, 2004.

         All Other Fees. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar years ending December 31, 2005 and December 31, 2004

         Audit Committee Pre-Approval Polices. We do not have an audit committee. As such, we have no audit committee pre-approval policies and procedures.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   OMEGA VENTURES, INC.

Dated: July 17, 2006

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

         Signature             Title                                  Date
         ---------             -----                                  ----
/s/ Lawrence Hartman           Director, Chief Executive          July 17, 2006
------------------------       Officer and Chief Financial
Lawrence Hartman               Officer

                              Omega Ventures, Inc.

                              Financial Statements

                                December 31, 2005

                              Omega Ventures, Inc.

                                    Contents

                                                                    Page(s)
                                                                    -------
 Report of Independent Registered Public Accounting Firm             F-1

 Balance Sheet                                                       F-2

 Statements of Operations                                            F-3

 Statement of Changes in Stockholders' Equity                        F-4

 Statements of Cash Flows                                            F-5

 Notes to  Financial Statements                                      F-6-17

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders' of:
    Omega Ventures, Inc.

         We have audited the accompanying balance sheet of Omega Ventures, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Omega Ventures, Inc. as of December 31, 2005, and the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.





SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 11, 2006

                              OMEGA VENTURES, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2005

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                                         $    33,427
  Loans receivable - related party                                                   5,000
  Investment in marketable securities - available for sale                          22,406
  Investment in marketable securities - available for sale - related party           7,781
                                                                               -----------
TOTAL CURRENT ASSETS                                                                68,614
                                                                               -----------

Other Assets
  Investment non marketable securities at cost                                      69,519
  Note receivable - related party                                                  575,000
                                                                               -----------
TOTAL OTHER ASSETS                                                                 644,519

TOTAL ASSETS                                                                   $   713,133
                                                                               ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                             $    19,369
  Accounts payable - related party                                                   8,153
                                                                               -----------
TOTAL CURRENT LIABILITIES                                                           27,522
                                                                               -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                                     235,663
  Additional paid-in capital                                                     2,498,783
  Accumulated deficit                                                           (2,025,893)
  Accumulated other comprehensive income (loss)                                    (22,942)
                                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                                         685,611
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   713,133
                                                                               ===========


                See accompanying notes to financial statements.

                           OMEGA VENTURES, INC.
                         STATEMENTS OF OPERATIONS

                                                                        Year ended December 31,
                                                                        2005              2004
                                                                    ------------      ------------
OPERATING EXPENSES
Legal and professional fees                                         $     32,299      $     23,251
General and administrative                                               134,388            12,570
                                                                    ------------      ------------
TOTAL OPERATING EXPENSES                                                 166,687            35,821
                                                                    ------------      ------------

LOSS FROM OPERATIONS                                                    (166,687)          (35,821)
                                                                    ------------      ------------

OTHER INCOME (EXPENSE)
Gain on sale of preferred stock                                               --           250,000
Gain on sale of available for sale marketable securities                 333,778            89,483
Loss on sale of available for sale marketable securities                    (736)               --
Gain on sale of non marketable securities                                231,338            51,656
Interest income                                                            3,113            11,031
Interest expense                                                          (3,000)               --
                                                                    ------------      ------------
TOTAL OTHER INCOME                                                       564,493           402,170
                                                                    ------------      ------------

Net Income from Continuing Operations                               $    397,806      $    366,349
                                                                    ============      ============

DISCONTINUED OPERATIONS
  Income (Loss) from operations of discontinued component
  (including gain on disposal of $1,518,789 in 2004)                          --         1,457,808
                                                                    ------------      ------------
INCOME ON DISCONTINUED OPERATIONS                                             --         1,457,808
                                                                    ------------      ------------

Net Income                                                          $    397,806      $  1,824,157
                                                                    ============      ============

Net Income Per Share - Basic and Diluted

Income from continuing operations                                   $       0.02      $       0.02
Income from discontinued operations                                 $         --      $       0.06
                                                                    ------------      ------------

Net Income Per Share - Basic and Diluted                            $       0.02      $       0.08
                                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the year - basic and diluted                           23,566,333        23,855,950
                                                                    ============      ============

                See accompanying notes to financial statements

                             OMEGA VENTURES, INC.
                 Statement of Changes in Stockholders' Equity
                    Years ended December 31, 2005 and 2004

                                                                                                              ACCUMULATED
                                      COMMON STOCK        ADDITIONAL                                             OTHER
                               ------------------------    PAID-IN    ACCUMULATED     DEFERRED   SUBSCRIPTION COMPREHENSIVE
                                  SHARES       AMOUNT      CAPITAL      DEFICIT      LICENSE FEE  RECEIVABLE     INCOME      TOTAL
                               ------------  ----------  -----------  ------------   -----------  ----------   ---------   ---------
BALANCE, DECEMBER 31, 2003       24,566,333  $  245,663  $ 4,190,154  $ (4,247,856)  $  (138,333) $  (26,719)  $     --   $  22,909
                               ============  ==========  ===========  ============   ===========  ==========   ========   =========

Capital raised in subsidiary             --          --      351,766            --            --          --         --     351,766

Stock subscription receivable
  in subsidiary                          --          --           --            --            --      26,719         --      26,719

Amortization of deferred license
  fee in subsidiary                      --          --           --            --       138,333          --         --     138,333

Return of common stock pursuant
  to sale of preferred stock     (1,000,000)    (10,000)     (40,000)           --            --          --         --     (50,000)

Recapitalization from disposal
  of subsidiary                          --          --   (2,003,137)           --            --          --         --  (2,003,137)

Unrealized gain on available for
  sale marketable securities             --          --           --            --            --          --    164,729     164,729

Net income                               --          --           --     1,824,157            --          --         --   1,824,157

BALANCE, DECEMBER 31, 2004       23,566,333     235,663    2,498,783    (2,423,699)           --          --    164,729     475,476
                                ===========  ==========  ===========  ============   ===========  ==========   ========   =========

Unrealized gain on available
  for sale marketable
  securities                             --          --           --            --            --               (187,671)   (187,671)

Net income                               --          --           --       397,806            --          --         --     397,806

BALANCE, DECEMBER 31, 2005       23,566,333   $  235,663  $ 2,498,783  $ (2,025,893) $        --  $       --   $(22,942)  $ 685,611
                                ============  ==========  ===========  ============  ===========  ==========   ========   =========




                See accompanying notes to financial statements

                                OMEGA VENTURES, INC.
                              STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                                2005             2004
                                                                            -----------      -----------
Cash Flows from Operating Activities:
Net income (loss)                                                           $   397,806      $ 1,824,157
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of preferred stock                                                      --         (250,000)
Gain on sale of available for sale marketable securities                       (333,778)         (89,483)
Loss on sale of available for sale marketable securities                            736               --
Gain on sale of non- marketable securities                                     (231,338)         (51,656)
Gain on disposal of subsidiary, net                                                  --       (1,457,808)
Investment shares exchanged for services                                         57,850               --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accrued interest receivable                                                    11,031          (11,031)
  Prepaid and other assets                                                        1,100           (1,100)
Increase (decrease) in:
  Accounts payable and accrued liabilities                                        6,675            6,419
  Accounts payable, related party                                                 8,153               --
                                                                            -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (81,765)         (30,502)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                  --          (60,000)
  Loan disbursement - related party                                            (575,000)              --
  Purchase of marketable securities                                             (56,564)              --
  Proceeds from loan receivable - related party                                  (5,000)              --
  Proceeds from sale of preferred stock                                              --          200,000
  Proceeds from sale of available for sale marketable securities                321,692           82,404
  Proceeds from sale of non-marketable securities                               236,467           51,695
  Repayment of convertible note receivable                                      261,000         (261,000)
                                                                            -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       182,595           13,099
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable                                                         --           60,000
  Repayment of note payable                                                     (60,000)              --
  Repayment of loan payable - principal shareholder                             (50,000)              --
                                                                            -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                          (110,000)          60,000
                                                                            -----------      -----------

Net (Decrease)/Increase in Cash                                                  (9,170)          42,597

Cash at Beginning of Period                                                      42,597               --
                                                                            -----------      -----------

CASH AT END OF PERIOD                                                       $    33,427      $    42,597
                                                                            ===========      ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                               $        --      $        --
                                                                            ===========      ===========
     Taxes                                                                  $        --      $        --
                                                                            ===========      ===========
Supplemental Disclosure of non-cash investing and financing activities
     Return and cancellation of common stock (1,000,000 shares)             $        --      $    50,000
                                                                            ===========      ===========
     Stock subscription receivable                                          $        --      $        --
                                                                            ===========      ===========
     Acquisition of marketable securities (312,000 shares of AngelCiti)     $        --      $    50,000
                                                                            ===========      ===========

                See accompanying notes to financial statements.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

         Omega's former operating focus had been online marketing. The Company has not generated any revenues from this business through December 31, 2005.

         The Company's former majority controlled subsidiary, AngelCiti, was a software licensor and administered software-based games of chance through the Internet (AngelCiti sold its operating business in February
         2006). The Company used state-of-the-art casino gaming and sports book software under a license arrangement with a casino software development company. The Company launched its internet gaming operations on May 2, 2002. There are significant legislative risks and uncertainties regarding on-line gaming operations.

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

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

         The total amount wagered ("handle") was $36,377,217 for the year ended December 31, 2004. The relationship of net casino revenues to handle ("hold percentage") was approximately 4% for the years ended December 31, 2004. Omega has accounted for its share of net casino revenue generated by AngelCiti through April 15, 2004 as part of income from operations of discontinued component in the accompanying statements of operations. No operating revenues were generated by Omega for the year ended December 31, 2005 and for the period from April 16, 2004 through December 31, 2004.

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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2005 and 2004.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


         (E) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable and non-marketable securities.

         The Company holds approximately 70,739 common shares of AngelCiti's publicly traded common stock at December 31, 2005 having a fair value of $0.11 per share for a total valuation of $7,781. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company holds approximately 6,600 common shares of Excelsior Biotechnology Inc.'s publicly traded common stock at December 31, 2005 having a fair value of $3.17 per share for a total valuation of $20,897. All Excelsior's shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company holds approximately 1,800 common shares of Regaltech Inc. and 98 shares of Nanoforce's publicly traded common stock at December 31, 2005 having fair values that approximate their carrying values of $1,065 and $444 respectively. All shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company holds approximately 40,221,020 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at December 31, 2005 having a cost basis of $69,519. All Midas shares are currently being treated as non-marketable securities and are carried at cost.

         (F) Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. See Note 3 regarding the usage of net operating loss carryforwards for the years ended December 31, 2005 and 2004, respectively.

         (G) Earnings Per Share

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the net income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For fiscal years 2005 and 2004 that have net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At December 31, 2005 and 2004, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

         (I) Recent Accounting Pronouncements

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the year ended December 31, 2004.

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

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year starting January 1, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

         (J) Reclassifications

         Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.


Note 2 Available for Sale Marketable Securities, Non-Marketable Securities, Sale of Investment in Preferred Stock and Disposal of Subsidiary

         (A) Available for Sale Marketable Securities

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at December 31, 2005, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the year ended December 31, 2005, the Company sold 297,400 shares of AngelCiti common stock, and 6,000 shares of Xsunx common stock for net proceeds of $321,692. In connection with the sale of these securities, the Company recognized a gain on sale of available for sale marketable securities of $285,609.

         During the year, the company transferred 65,000 shares of Angelciti to a consulting firm for services provided. The fair market value at the time was $0.89 per share for a total consideration of $57,850. In connection with the issuance of these securities, the Company recognized a gain of $47,433.

         Total net gain on the sale and issuance of these securities is $333,042

         Activity for AngelCiti during the year ended December 31, 2005 was as follows:

         Shares held at December 31, 2004                         432,355
         Shares acquired                                           25,000
         Shares sold or transferred                              (386,616)
                                                                ---------
         Shares held at December 31, 2005                          70,739
                                                                =========

         Activity for Xsunx during the year ended December 31, 2004 was as follows:

         Shares held December 31, 2004                              6,000
         Shares acquired                                               --
         Shares sold                                               (6.000)
         Shares held at December 31, 2005                              --

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


         The composition of the Company's marketable securities at December 31, 2005 is as follows:
                                                      Unrealized
                                          Fair          Gain
                             Cost        Value         (Loss)
                           --------     --------      --------
         AngelCiti         $ 30,683     $  7,781      $(22,942)
         Excelsior
         Biotechnology       20,897       20,897            --
         Regaltech            1,065        1,065            --
         Nanoforce              444          444            --
                           --------     --------      --------
                           $ 53,089     $ 30,187      $(22,942)
                           ========     ========      ========

         On April 16, 2004, subsequent to the transfer of control and the sale of 14,000 shares of Series A, preferred stock held in its former subsidiary, AngelCiti (see Notes 1(A), 2(D) and 6), the Company held approximately 11,320,000 shares of AngelCiti having a cost basis of $9,750.

         There have been no impairments associated with these available for sale marketable securities as of December 31, 2005 and 2004.

         (B) Non-Marketable Securities

         In July and August 2004, the Company borrowed $54,000 and $6,000, respectively from an unrelated third party (see Note 5) to purchase 1,800,000 common shares of Midas and a 19.8% interest in a private entity (see Note at 2(E)). The cost basis of Midas is $0.03 per share. Although Midas is traded on the pink sheets and has a daily quotation, the stock is thinly traded and has activity representing that primarily of its insiders. In addition, the potential restriction on sale of the Midas stock significantly affects the marketability of these securities. As a result, management has determined that SFAS 115 will not be applied to the Company's holdings of Midas common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there are no associated unrealized gains and losses. The 19.8% interest acquired in the private entity is being carried with a cost basis of $0 since there is no readily identifiable market for this type of investment.

         During 2004, the Company received a dividend of 200,000 common shares of Midas from the private entity. The cost basis of Midas is $0.03 per share. The Company carries this investment at $6,000.

         During the year ended December 31, 2005, the Company sold 132,500 shares of Midas common stock for net proceeds of $236,467. In connection with the sale of these securities, the Company recorded a gain on sale of non-marketable securities of $231,338.

         During the year ended December 31, 2004, AngelCiti issued two dividends to its shareholders. In the first issuance, for each share of AngelCiti stock held, all shareholders would receive on a one-for-five basis, shares in Midas; and in the second issuance for each share of AngelCiti stock held, all shareholders would receive on a one-for-seven basis, shares in Midas. The Company received 117,971 shares of Midas. The dividend shares are being carried at a negligible value pursuant to APB 18 and have been included as a component in the share reconciliation below.

         During the year, Midas Entertainment declared a 20 for 1 stock split resulting in further shares owned by Omega Ventures.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


         Activity for Midas during the year ended December 31, 2005 was as follows:

         Shares held at December 31, 2004                     1,998,716
         Shares acquired                                            500
         Dividend shares received from AngelCiti                 41,400
         Shares sold                                           (132,500)
         Shares received by share split                      38,312,904
                                                            -----------
         Shares held at December 31, 2005                    40,221,020
                                                            ===========

         The composition of non-marketable securities at December 31, 2005 is as follows:
                                                      Unrealized
                                          Fair          Gain
                             Cost        Value         (Loss)
                           --------     --------      --------
                           $ 69,519     $ 69,519      $     --
                           ========     ========      ========

         There have been no impairments associated with these non-marketable securities as of December 31, 2005 and 2004.

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

         (D) Gain on Disposal of Subsidiary

         Pursuant to the guidance of Staff Accounting Bulletin No. 93, "Accounting and Disclosures regarding Discontinued Operations" ("SAB 93") and SFAS No. 144, in connection with the sale of the 14,000 shares of Series A, preferred stock to two separate officers of AngelCiti (see Notes 1(A), and 6), the Company recorded its proportionate share of net losses in the former subsidiary for the period from January 20, 2003 through December 31, 2003 by debiting accumulated deficit and crediting gain on disposal of subsidiary totaling $1,457,808. For the period January 1, 2004 through April 15, 2004, the Company recorded its proportionate share of net losses in the former subsidiary by debiting loss from operations on discontinued component and crediting gain on disposal of subsidiary totaling $60,981.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


         (E) Other Investment

         In July 2004, the Company borrowed $6,000 from an unrelated third party to acquire an approximate 19.8% interest in a private entity. The investment in the private entity was carried at its fair value of $0 due to the lack of financial information capable of supporting a valuation other than $0. See Note 2(B).

Note 3   Income Taxes

There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                           2005         2004
                                                        ---------    ---------
Computed "expected" tax expense (benefit)               $ 135,254    $ 620,213
Change in valuation allowance from utilization of net
operating loss carryforward                              (135,254)    (620,213)
                                                        ---------    ---------
                                                        $      --    $      --
                                                        =========    =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carryforward                         (184,919)
                                                       ---------
Total gross deferred tax assets                         (184,919)
Less valuation allowance                                 184,919
                                                       ---------
Net deferred tax assets                                $      --
                                                       =========

During the year ended December 31, 2005, the Company reported net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $543,879 available to offset future taxable income expiring at various dates through 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004 (See Notes 1(A), 2(D) and 6).

The valuation allowance at December 31, 2004 was $320,173. The net change in valuation allowance during the year ended December 31, 2004 was a decrease of $184,919.

Note 4 Note Receivable

On July 29, 2004, the Company issued a 10%, convertible promissory debenture (note receivable) with a stated amount of $261,000. The note receivable matured on July 29, 2005. At the option of the holder, $300 of principal could have been converted into 500 shares. On January 31, 2005, the note and interest of $13,207 were collected. For the year ended December 31, 2004, the Company recognized $11,031 of interest income.

On December 13, 2005, the Company received two promissory notes from a related company for cash loans; one for $350,000 and another for $225,000. Both are due December 31, 2007 and carry a 5% interest rate, payable upon maturity.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Note 5   Loans Payable

In July and August 2004, the Company borrowed an aggregate $60,000 from an unrelated third party in order to purchase 1,800,000 shares of Midas common stock and a 19.8% interest in a private entity. The loan was non-interest bearing, unsecured and due on demand. (See Notes 2(B) and 2(E)). The loan was repaid in 2005.

In December 2004, the Company borrowed $50,000 from an unrelated third party in order to purchase 312,000 shares of AngelCiti. The loan bore interest at 10% and was unsecured. The 312,000 shares are reflected in the table detailing the Company's investments in marketable securities. (See Note 2(A)). The loan was repaid in 2005.


Note 6   Related Party Transactions

On April 15, 2004, the Company entered into a stock purchase agreement with two separate officers of AngelCiti. (See Notes 2(A) and 2(C)).

In July 2005, the Company issued a check for consulting services to an officer of the Company for services rendered for AngelCiti, a related party.

On December 13, 2005, the Company received two promissory notes from a related company for cash loans; one for $350,000 and another for $225,000. Both are due December 31, 2007 and carry a 5% interest rate, payable upon maturity.



Note 7   Subsequent Events

On January 24, 2006, the Company transferred their 1,800 shares of Regaltech, known as Asante Networks, Inc. as of October 17, 2005, as payment in kind for services rendered for consulting services. Asante Networks, Inc. effected a 10 for 1 forward stock split which caused the transfer of 18,000 shares of Regaltech.