Form 10QSB
period 2006-03-31
OMEGA VENTURES INC
filed 2006-09-25
CIK 1133153

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-QSB

                                ----------------

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                 For the quarterly period ended: March 31, 2006

                         Commission File Number: 0005468

                              OMEGA VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

                          ANGELCITI ENTERTAINMENT, INC.
                           (Former name of registrant)

                                ----------------

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

                                 Yes [ ] No [x]

As of March 31, 2006 there were 23,566,333 outstanding shares of common stock, par value $0.01.

================================================================================

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                              OMEGA VENTURES, INC.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2006

                                    CONTENTS

                                                                         PAGE(S)
                                                                         -------
Balance Sheet (Unaudited)                                                  3

Statements of Operations (Unaudited)                                       4

Statements of Cash Flows (Unaudited)                                       5

Notes to  Financial Statements (Unaudited)                                6-12

                              OMEGA VENTURES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                  (unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                                       $    33,909
  Loan receivable - related party                                                  5,000
  Investment in marketable securities - available for sale                        16,632
  Investment in marketable securities - available for sale - related party         5,659
                                                                             -----------
TOTAL CURRENT ASSETS                                                              61,200
                                                                             -----------
OTHER ASSETS
  Investment non marketable securities at cost                                    69,438
  Note and interest receivable - related party                                   583,507
                                                                             -----------
TOTAL OTHER ASSETS                                                               652,945

TOTAL ASSETS                                                                 $   714,145
                                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $     8,716
  Accounts payable - related party                                                16,151
                                                                             -----------
TOTAL CURRENT LIABILITIES                                                         24,867
                                                                             -----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                                   235,663
  Additional paid-in capital                                                   2,498,783
  Accumulated deficit                                                         (2,014,450)
  Accumulated other comprehensive income (loss)                                  (30,718)
                                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                                       689,278
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   714,145
                                                                             ===========

           See accompanying notes to unaudited financial statements.

                              OMEGA VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                             2006              2005
                                                                         ------------      ------------
REVENUES                                                                 $         --      $         --
                                                                         ------------      ------------
OPERATING EXPENSES
Legal and professional fees                                                     7,910            17,548
General and administrative                                                     14,227            12,176
                                                                         ------------      ------------
TOTAL OPERATING EXPENSES                                                       22,137            29,724
                                                                         ------------      ------------

LOSS FROM OPERATIONS                                                          (22,137)          (29,724)
                                                                         ------------      ------------

OTHER INCOME (EXPENSE)
Gain on sale of available for sale marketable securities                        1,147           223,826
Gain on sale of non-marketable securities                                      16,852           119,824
Other income                                                                    6,967                --
Interest income                                                                 8,613             2,175
Interest expense                                                                   --            (3,000)
                                                                         ------------      ------------
TOTAL OTHER INCOME (EXPENSE), NET                                              33,579           342,825
                                                                         ------------      ------------

NET INCOME                                                               $     11,442      $    313,101
                                                                         ============      ============

COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on available for sale marketable securities           (7,776)          166,364
                                                                         ------------      ------------

TOTAL COMPREHENSIVE INCOME                                               $      3,666      $    479,465
                                                                         ============      ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED                          $         --      $       0.01
                                                                         ------------      ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        DURING THE PERIOD - BASIC AND DILUTED                              23,566,333        23,566,333
                                                                         ============      ============

           See accompanying notes to unaudited financial statements.

                              OMEGA VENTURES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2006           2005
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  11,442      $ 313,101
Adjustments to reconcile net income (loss) to net cash Provided By
      (Used in) operating activities:
Consulting fees paid for with investment shares                            1,065             --
Gain on sale of available for sale marketable securities                  (1,147)      (223,826)
Gain on sale of non-marketable securities                                (16,814)      (119,824)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Prepaid expenses and other                                                  --            300
  Accrued interest receivable                                             (8,507)            --
  Accrued interest receivable - repayment                                     --         11,031
Increase (decrease) in:
  Accounts payable and accrued liabilities                               (10,650)        (4,272)
  Accounts payable, related party                                          7,998          8,149
                                                                       ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                    (16,613)       (15,341)
                                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of convertible note receivable                                    --        261,000
  Purchase of marketable securities                                       (1,429)            --
  Proceeds from sale of available for sale marketable securities           1,590        231,473
  Proceeds from sale of non-marketable securities                         16,934        120,383
                                                                       ---------      ---------
NET PROVIDED BY INVESTING ACTIVITIES                                      17,095        612,856
                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                                                   --       (110,000)
                                                                       ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                                         --       (110,000)
                                                                       ---------      ---------

Net Increase in Cash                                                   $     482      $ 487,515

Cash at Beginning of Period                                               33,427         42,597
                                                                       ---------      ---------

CASH AT END OF PERIOD                                                  $  33,909      $ 530,112
                                                                       =========      =========
Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                          $      --      $      --
                                                                       =========      =========
     Taxes                                                             $      --      $      --
                                                                       =========      =========

           See accompanying notes to unaudited financial statements.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2005 included in the Company's Form 10-KSB.

NOTE 2   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. ("Omega") ("The Company") was incorporated in the state of Nevada on May 14, 1999.

         Omega's former operating focus had been online marketing. The Company has not generated any revenues from this business through March 31, 2006. The Company continues to seek a merger, combination or consolidation with a suitable candidate. In the event an acceptable merger or acquisition candidate is found, the Company intends to effect the transaction utilizing any combination of common stock, cash on hand, marketable securities, non-marketable securities, or other funding sources available to us. (See Note 8 - Subsequent Events)

         (B) MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

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

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the three months ended March 31, 2006 and 2005, respectively.

         (C) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 70,739 common shares of AngelCiti's publicly traded common stock at March 31, 2006 having a fair value of $5,659. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 40,165,020 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at March 31, 2006 having a cost basis of $69,438. All Midas shares are currently being treated as non-marketable securities. (See
         Note 3(B))

         (D) NET LOSS PER SHARE

         SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At March 31, 2006 and 2005, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (E) USE OF ESTIMATES

         Our financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). These

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

         accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of the fair value of financial instruments, the valuation of our investments and the estimate of the valuation allowance on deferred tax assets.

NOTE 3   AVAILABLE FOR SALE MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at March 31, 2006, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the three months ended March 31, 2006, the Company sold 980 shares of Nanoforce common stock for net proceeds of $1,590. In addition to the selling of shares, the company transferred 18,000 shares of Asante common stock to a consulting firm for services rendered for deemed proceeds of $1,065, reflecting the fair value of stock on the date of the transaction.

         During the three months ended March 31, 2006, the Company bought 439 shares of Excelsior Biotechnologies common stock for $1,429.

         During the three months ended March 31, 2006, the Company recognized a gain on disposal of Available for Sale Marketable Securities of $1,147 and $223,826 for the same period in 2005.

         There was not activity relating to shares held in AngelCiti during the three months ended March 31, 2006.

         Shares held at March 31, 2006                           70,739

         Activity relating to shares held in Nanoforce during the three months ended March 31, 2006 was as follows:

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

         Shares held December 31, 2005       98
         Stock split                        882
         Shares sold                       (980)
                                           ----
         Shares held at March 31, 2006       --
                                           ====

         Activity relating to shares held in Targetviewz (name changed from Excelsior Biotechnology) during the three months ended March 31, 2006 was as follows:

         Shares held at December 31, 2005     6,600
         Shares bought                          439
                                              -----
         Shares held at March 31, 2006        7,039
                                              =====

         Activity relating to shares held in Regaltech Inc. (name changed to Asante Networks Inc.) during the three months ended March 31, 2006 was as follows:

         Shares held at December 31, 2005       1,800
         Stock Split, additional shares        16,200
         Shares exchanged for services        (18,000)
                                              -------
         Shares held at March 31, 2006              0
                                              =======

         The composition of the Company's Available for Sale Marketable Securities at March 31, 2006 is as follows:

                                                  UNREALIZED
                           COST      FAIR VALUE   GAIN (LOSS)
                         --------    ----------   -----------
         AngelCiti       $ 30,683     $  5,659     $(25,024)
         Targetviewz       22,326       16,632       (5,694)
                         --------     --------     --------
               Total     $ 53,009     $ 22,291     $(30,718)

         There have been no impairment losses charged to the statements of operations associated with these available for sale marketable securities for the three months ended March 31, 2006 and 2005, respectively.

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

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

         During 2005, Midas Entertainment declared a 20 for 1 stock split resulting in further shares owned by Omega Ventures.

         Activity relating to Midas shares held by the Company during the three months ended March 31, 2006 was as follows:

         Shares held at December 31, 2005      40,221,020
         Shares acquired                                0
         Shares sold                              (56,000)
                                              -----------
         Shares held at March 31, 2006         40,165,020
                                              ===========

         The composition of Non-Marketable Securities at March 31, 2006 is as follows:

           Cost              Fair Value            Unrealized Gain (Loss)
         -------             ----------            ----------------------
         $69,438               $69,438                    $ --

         There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4   INCOME TAXES

There was no income tax expense for the three months ended March 31, 2006 (Unaudited) and the year ended December 31, 2005 due to the Company's utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the three months ended March 31, 2006 (Unaudited) and December 31, 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                                    2006         2005
                                                 ---------    ---------
Computed "expected" tax expense (benefit)        $   1,246    $ 135,254
Utilization of net operating loss carryforward      (1,246)    (135,254)
                                                 ---------    ---------
                                                 $      --    $      --
                                                 =========    =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2006 (Unaudited) are as follows:

Deferred tax assets:
Net operating loss carryforward                           (183,673)
                                                        ---------------
Total gross deferred tax assets                           (184,673)
Less valuation allowance                                   184,673
                                                        ---------------
Net deferred tax assets                              $           -
                                                        ===============

During the three months ended March 31, 2006, the Company reported net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $543,879 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004.

The valuation allowance at December 31, 2005 was $184,919. The net change in valuation allowance during the three months ended March 31, 2006 was a decrease of $1,246.

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

On December 13, 2005, the Company received two promissory notes from a related company for cash loans; one for $350,000 and another for $225,000. Both notes are due December 31, 2007 and carry a 5% interest rate, payable upon maturity. (See Note 7)

NOTE 6 LOAN PAYABLE

On February 2, 2005, the Company repaid an aggregate loans payable balance of $110,000 plus related accrued interest of an additional $3,000. Included in the total amount repaid was $60,000 previously advanced for the purchase of 1,800,000 shares of Midas common stock. (See Note 3(B))

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 7 RELATED PARTY

As of March 31, 2006, the Company had related party accounts payable to Angelciti Entertainment, Inc. and Commercial Lt. Baroda, all of whom are affiliates of the Company, totaling $100 and $16,051.

On December 13, 2005, the Company received two promissory notes from a related company for cash loans; one for $350,000 and another for $225,000. Both notes are due December 31, 2007 and carry a 5% interest rate, payable upon maturity. Accrued interest totaled $8,507 as of March 31, 2006. (See Note 5)

The Company holds approximately 70,739 common shares of Angelciti Entertainment Inc.'s publicly traded common stock at March 31, 2006 having a fair value of $5,659. All Angelciti shares are currently being treated as marketable securities pursuant to SFAS 115. (See Note 3 (A))

The Company also holds approximately 40,165,020 common shares of Midas Entertainment, Inc.'s publicly traded common stock at March 31, 2006 having a cost basis of $69,438. All Midas shares are currently being treated as non-marketable securities. (See Note 3(B))

NOTE 8 SUBSEQUENT EVENTS

As of the date of this Report, we are engaged in merger negotiations with OTC Corporate Service Transfer Co., Inc. However, no assurance is given that we will close on said merger agreement, or operate profitably thereafter. In furtherance of these discussions, we have issued a deposit of 20,000,000 of our common shares to OTC's principal shareholder subsequent to March 31, 2006. These shares must be surrendered and returned to us if the merger does not close by December 31, 2006.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED MARCH 31, 2006

We recorded no operating income during the three month period ending March 31, 2006 or the same period of the prior year. However, we recorded $17,999 of gains on the sale of securities for the three month period ending March 31, 2006 and $343,650 of gains on the sale of securities for the three month period ending March 31, 2005. For the three month period ending March 31, 2006, we realized net income of $11,442, as contrasted with net income of $313,101 for the same period of the prior year. We intend to sell available for sale marketable securities and non-marketable securities in the future as market conditions permit but offer no assurance that such opportunities will arise.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash of $33,909, marketable securities of $22,291, non-marketable securities of $69,438 and working capital of $36,333. At that date we owned 70,739 AngelCiti common shares and 40,165,020 Midas common shares. We intend to sell additional marketable and non-marketable securities in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

In the third quarter of 2006, Text Technologies, Inc. merged with and into Midas, at which time the name of the company was changed from Midas Entertainment, Inc. to Text Technologies, Inc. and a 1 for 100 reverse split of its common shares was effected.

PLAN OF OPERATION

We are engaged as consultants to the online gaming industry but have not conducted any consulting business during the quarter ending March 31, 2006. While we are seeking out on line gaming clientele, no assurance is given that we or our consulting services will be retained by any clients.

Given the uncertainties surrounding our new business direction, we continue to seek a merger, combination or consolidation with a suitable candidate. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, marketable securities, or other funding sources available to us. As of the date of this Report, we are engaged in merger negotiations with OTC Corporate Service Transfer Co., Inc. However, no assurance is given that we will close said merger agreement, or operate profitably thereafter. In furtherance of these discussions, we have issued 20,000,000 of our common shares to OTC's principal shareholder. These shares must be surrendered and returned to us if the merger does not close by December 31, 2006.


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

Income Taxes. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely. Additionally, despite the realization of net income during the three- month period ending March 31, 2006, the income realized had been generated solely by the sale of marketable and non-marketable securities. We have not generated revenues or income from operations, cannot be assured that we will be able to sell securities at a profit in the future, and believe that a valuation allowance is appropriate.

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

Item 2.  Changes in Securities and Use of Proceeds.

We have not sold any of our securities during the first calendar quarter of this year. However, as of July 11, 2006, we issued 20,000,000 shares of our common stock to Toni Zaks, president of OTC Corporate Transfer Services Company, Inc. ("OTC") for services rendered and her agreement to merge OTC with and into the Company. These shares must be surrendered to the Company if the Company and OTC do not consummate their merger by December 31, 2006. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No commissions or other remuneration were paid in connection with the issuance of these shares.

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

   Exhibit No.       Description
   -----------       -----------
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

          (c) Reports on Form 8-K filed during the three months ended March 31, 2006. (Incorporated by reference): NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 20, 2006

                                     Omega Ventures, Inc.


                                     By: /s/ Lawrence Hartman
                                         -------------------------------------
                                         Lawrence Hartman, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 20, 2006

                                     By: /s/ Lawrence Hartman
                                         -------------------------------------
                                         Lawrence Hartman, CEO, CFO and Director