Form 10QSB
period 2006-06-30
OMEGA VENTURES INC
filed 2006-10-10
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               Quarterly Report Pursuant to Section 13 of 15(d) of
                     The Securities and Exchange Act of 1934

                  For the quarterly period ended: June 30, 2006

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

                                 Yes [ ] No [x]

As of June 30, 2006 there were 23,566,333 outstanding shares of common stock, par value $0.01.

Part I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                              OMEGA VENTURES, INC.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2006

                              OMEGA VENTURES, INC.

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

                              OMEGA VENTURES, INC.
                                 Balance Sheet
                                 June 30, 2006
                                   Unaudited

                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $    32,560
  Loan receivable - related party                                                  5,000
  Investment in marketable securities - available for sale                        10,910
  Investment in marketable securities - available for sale - related party         2,830
                                                                             -----------
TOTAL CURRENT ASSETS                                                              51,300
                                                                             -----------

OTHER ASSETS
  Investment non marketable securities at cost                                    69,262
  Note and interest receivable - related party                                   590,675
                                                                             -----------
TOTAL OTHER ASSETS                                                               659,937

TOTAL ASSETS                                                                 $   711,237
                                                                             ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $    15,945
  Accounts payable - related party                                                26,327
                                                                             -----------
TOTAL CURRENT LIABILITIES                                                         42,272
                                                                             -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                                   235,663
  Additional paid-in capital                                                   2,498,783
  Accumulated deficit                                                         (2,026,212)
  Accumulated other comprehensive income (loss)                                  (39,269)
                                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                                       668,965
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   711,237
                                                                             ===========


            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                      Three months ended June 30,      Six months ended June 30,
                                                                         2006            2005            2006            2005
                                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES
Legal and professional fees                                          $     14,967    $      2,123    $     22,877    $     19,671
General and administrative                                                  9,621           9,824          23,848          22,000
                                                                     ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                                   24,588          11,947          46,725          41,671
                                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                      (24,588)        (11,947)        (46,725)        (41,671)
                                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Gain on sale of available for sale marketable securities                       --          68,906           1,147         292,732
Gain on sale of non-marketable securities                                   5,547          43,967          22,399         163,791
Other income                                                                   --              --           6,967              --
Interest income                                                             7,280              --          15,893           2,175
Interest expense                                                               --              --              --          (3,000)
                                                                     ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                                         12,827         112,873          46,406         455,698
                                                                     ------------    ------------    ------------    ------------

Net Income (Loss)                                                    $    (11,761)   $    100,926    $       (319)   $    414,027
                                                                     ============    ============    ============    ============

COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) on available for sale marketable
         securities                                                        (8,551)       (136,048)        (16,327)         30,316

Total Comprehensive Income (Loss)                                    $    (20,312)   $    (35,122)   $    (16,646)   $    444,343
                                                                     ============    ============    ============    ============

Net Income (Loss) Per Share - Basic and Diluted                      $         --    $         --    $         --    $       0.02
                                                                     ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        during the year - basic and diluted                            23,566,333      23,566,333      23,566,333      23,566,333
                                                                     ============    ============    ============    ============




            See accompanying notes to unaudited financial statements

                            OMEGA VENTURES, INC.
                          Statements of Cash Flows
                                (Unaudited)


                                                                    Six months ended June 30,
                                                                      2006            2005
                                                                   ---------       ---------
Cash Flows from Operating Activities:
Net income (loss)                                                  $    (319)      $ 414,027
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Consulting fees paid for with investment shares                        1,065              --
Gain on sale of available for sale marketable securities              (1,147)       (292,732)
Gain on sale of non-marketable securities                            (22,399)       (163,791)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Prepaid and other assets                                                --           1,100
  Accrued interest receivable                                        (15,675)             --
  Accrued interest receivable - repayment                                 --          11,031
Increase (decrease) in:
  Accounts payable and accrued liabilities                            (3,425)         (4,093)
  Account payable, related party                                      18,175          16,467
                                                                   ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                (23,725)        (17,991)
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of convertible note receivable                                --         261,000
  Purchase of marketable securities                                   (1,429)        (19,448)
  Proceeds from sale of available for sale marketable securities       1,631         312,245
  Proceeds from sale of non-marketable securities                     22,656         164,513
                                                                   ---------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             22,858         718,310
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable - related party                               --        (110,000)
                                                                   ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                     --        (110,000)
                                                                   ---------       ---------

Net Increase in Cash                                               $    (867)      $ 590,319

Cash at Beginning of Period                                           33,427          42,597
                                                                   ---------       ---------

CASH AT END OF PERIOD                                              $  32,560       $ 632,916
                                                                   =========       =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                      $      --       $      --
                                                                   =========       =========
     Taxes                                                         $      --       $      --
                                                                   =========       =========



            See accompanying notes to unaudited financial statements

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Omega Ventures, Inc. ("Omega") ("The Company") was incorporated in the state of Nevada on May 14, 1999.

         Omega's operating focus had been online marketing. The Company has not generated any revenues from this business through June 30, 2006. The Company continues to seek a merger, combination or consolidation with a suitable candidate. In the event an acceptable merger or acquisition candidate is found, the Company intends to effect the transaction utilizing any combination of common stock, cash on hand, marketable securities, non-marketable securities, or other funding sources available to us. (See Note 8 - Subsequent Events)

         (B) MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

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

                               OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the six months ended June 30, 2006 and 2005, respectively.

         (C) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 70,739 common shares of AngelCiti's publicly traded common stock at June 30, 2006 having a fair value of $2,830. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 40,072,320 common shares of Midas Entertainment, Inc.'s (traded on pink sheets) publicly traded common stock at June 30, 2006 having a cost basis of $69,262. All Midas shares are currently being treated as non-marketable securities. (See Note 3(B))

         (D) NET LOSS PER SHARE

         SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At June 30, 2006 and 2005, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

         (E) USE OF ESTIMATES

         Our financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates in 2006 include the valuation of the fair value of financial instruments, the valuation of our investments and the estimate of the valuation allowance on deferred tax assets.

NOTE 3 AVAILABLE FOR SALE MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at June 30, 2006, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the six months ended June 30, 2006, the Company sold 980 shares of Nanoforce common stock for net proceeds of $1,590. In addition to the selling of shares, the company transferred 18,000 shares of Asante common stock to a consulting firm for services rendered for deemed proceeds of $1,065, reflecting the closing price of stock on the date of the transaction.

         During the six months ended June 30, 2006, the Company bought 439 shares of Excelsior Biotechnologies common stock for $1,429.

         During the six months ended June 30, 2006 the Company recognized a gain on disposal of Available for Sale Marketable Securities of $1,147 and $292,732 for the same period in 2005.

         There was no activity relating to shares held in AngelCiti during the six months ended June 30, 2006.

         Shares held at December 31, 2005                        70,739

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


         Activity relating to shares held in Nanoforce during the six months ended June 30, 2006 was as follows:

         Shares held December 31, 2005                                  98
         Stock split                                                   882
         Shares sold                                                  (980)
                                                                  --------
         Shares held at June 30, 2006                                   --
                                                                  ========

         Activity relating to shares held in Targetviewz (name changed from Excelsior Biotechnology) during the six months ended June 30, 2006 was as follows:

         Shares held at December 31, 2005                            6,600
         Shares bought                                                 439
                                                                  --------
         Shares held at June 30, 2006                                7,039
                                                                  ========

         Activity relating to shares held in Regaltech Inc.(name changed to Asante Networks Inc.) during the six months ended June 30, 2006 was as follows:

         Shares held at December 31, 2005                            1,800
         Stock Split, additional shares                             16,200
         Shares swapped for services                               (18,000)
                                                                  --------
         Shares held at June 30, 2006                                    0
                                                                  ========

         The composition of the Company's Available for Sale Marketable Securities at June 30, 2006 is as follows:

                          Cost         Fair Value         Unrealized Gain (Loss)
                       ---------       ----------         ---------------------
         AngelCiti     $  30,683       $    2,830             $   (27,853)
         Targetviewz      22,326           10,910                 (11,416)


         There have been no impairment losses charged to the statements of operations associated with these available for sale marketable securities for the six months ended June 30, 2006 and 2005, respectively.

         (B) NON-MARKETABLE SECURITIES

         In July and August 2004, the Company borrowed $54,000 and $6,000, respectively, from an unrelated third party (see Note 7) to purchase 1,800,000 common shares of Midas and a 19.8% interest in a private entity. The loan was repaid in February 2005. (See Note 6) The cost basis of Midas is $0.03 per share. Although Midas is traded on the pink sheets and has a daily quotation, the stock is thinly traded and has activity representing that primarily of its insiders. In addition, the potential restriction on sale of the Midas stock significantly affects the marketability of these securities. As a result, management has

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


         determined that SFAS 115 will not be applied to the Company's holdings of Midas common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there are no associated unrealized gains and losses. The 19.8% interest acquired in the private entity is being carried with a cost basis of $0 since there is no readily identifiable market for this type of investment.

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

         During 2005, Midas Entertainment declared a 20 for 1 stock split resulting in further shares owned by Omega Ventures.

         Activity relating to Midas shares held by the Company during the six months ended June 30, 2006 was as follows:

         Shares held at December 31, 2005                       40,221,020
         Shares acquired                                                 0
         Shares sold                                              (148,700)
                                                             -------------
         Shares held at June 30, 2006                           40,072,320
                                                             =============

         The composition of Non-Marketable Securities at June 30, 2006 is as follows:

             Cost         Fair Value           Unrealized Gain (Loss)
         ----------       ----------           ----------------------
         $   69,262       $   69,262                $       --

         There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the six months ended June 30, 2006 and 2005, respectively.

NOTE 4 INCOME TAXES

There was no income tax expense for the six months ended June 30, 2006 (Unaudited) and the year ended December 31, 2005 due to the Company's utilization of net operating loss carryforwards.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


The Company's tax expense differs from the "expected" tax expense for the six months ended June 30, 2006 (Unaudited) and December 31, 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                      2006           2005
                                                  -----------    ------------
Computed "expected" tax expense (benefit)         $        --    $   135,254
Utilization of net operating loss carryforward             --       (135,254)
                                                  -----------    ------------
                                                  $        --    $        --
                                                  ===========    ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2006 (Unaudited) are as follows:

Deferred tax assets:
Net operating loss carryforward                      (184,919)
                                                  -----------
Total gross deferred tax assets                      (184,919)
Less valuation allowance                              184,919
                                                  -----------
Net deferred tax assets                           $       --
                                                  ==========

During the six months ended June 30, 2006, the Company reported no net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $543,879 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004.

The valuation allowance at December 31, 2005 was $184,919. There was no change in the valuation allowance for the six months ended June 30, 2006.

NOTE 5 NOTE RECEIVABLE

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

As of June 30, 2006, the Company had related party accounts payable to Angelciti Entertainment, Inc., and Commercial Lt. Baroda, whom are affiliates of the Company, totaling $100, and $26,227 respectively.

                              OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


On December 13, 2005, the Company received two promissory notes from a related company for cash loans; one for $350,000 and another for $225,000. Both notes are due December 31, 2007 and carry a 5% interest rate, payable upon maturity. Accrued interest totaled $15,675 as of June 30, 2006. (See Note 5)

The Company holds approximately 70,739 common shares of Angelciti Entertainment Inc.'s publicly traded common stock at June 30, 2006 having a fair value of $2,830. All Angelciti shares are currently being treated as marketable securities pursuant to SFAS 115. (See Note 3 (A))

The Company also holds approximately 40,072,320 common shares of Midas Entertainment, Inc.'s publicly traded common stock at June 30, 2006 having a cost basis of $69,262. All Midas shares are currently being treated as non-marketable securities. (See Note 3(B))

NOTE 8 SUBSEQUENT EVENTS

As of the date of this Report, we are engaged in merger negotiations with OTC Corporate Service Transfer Co., Inc. However, no assurance is given that we will close on said merger agreement, or operate profitably thereafter. In furtherance of these discussions, we have issued a deposit of 20,000,000 of our common shares to OTC's principal shareholder subsequent to June 30, 2006. These shares must be surrendered and returned to us if the merger does not close by December 31, 2006.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED JUNE 30, 2006

We recorded no operating income during the three or six month periods ending June 30, 2006 or the same period of the prior year. However, we recorded $5,547 and $23,546 of gains on the sale of securities, respectively, for the three and six month periods ending June 30, 2006 and $112,873 and $456,523 of gains on the sale of securities, respectively, for the three and six month periods of the prior year. For the three and six month periods ending June 30, 2006, we realized a net loss of $11,761 and $319, respectively, as contrasted with net income of $100,926 and $414,027, for the same periods of the prior year. Our recent losses reflect the decreased sales of our marketable and non-marketable securities, which were, for the most part, attributable to the decrease in market price of the shares that we held. As of June 30, 2006, we held approximately 70,739 Angelciti common shares having a fair value of $2,830. As of June 30, 2006, we held approximately 40,072,320 Midas Entertainment, Inc. common shares having a cost basis of 69,262. We intend to sell available for sale marketable securities and non-marketable securities in the future as market conditions permit but offer no assurance that such opportunities will arise.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash of $32,560, marketable securities of $13,740, non-marketable securities of $69,262 and working capital of $9,028. We intend to sell additional marketable and non-marketable securities to fund our ongoing cash flow needs in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

In the third quarter of 2006, Text Technologies, Inc. merged with and into Midas, at which time the name of the company was changed from Midas Entertainment, Inc. to Text Technologies, Inc. and a 1 for 100 reverse split of its common shares was effected.

PLAN OF OPERATION

We had been engaged as consultants to the online gaming industry but had not conducted any consulting business during the quarter ending June 30, 2006. Given the uncertainties surrounding our new business direction, we are focusing our efforts on merging with or acquiring a suitable operating business. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, marketable securities, or other funding sources available to us. As of the date of this Report, we are engaged in merger negotiations with OTC Corporate Service Transfer Co., Inc. However, no assurance is given that we will close said merger agreement, or operate profitably thereafter. In furtherance of these discussions, we have issued 20,000,000 of our common shares to OTC's principal shareholder. These shares must be surrendered and returned to us if the merger does not close by December 31, 2006.

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

                                                    Omega Ventures, Inc.

         Dated: October 5, 2006             By: /s/ Lawrence Hartman
                                                --------------------------------
                                                    Lawrence Hartman, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

            Date: October 5, 2006           By: /s/ Lawrence Hartman
                                                --------------------------------
                                                Lawrence Hartman, CEO, CFO
                                                and Director