Form 10QSB
period 2006-09-30
OMEGA VENTURES INC
filed 2006-11-14
CIK 1133153

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

               For the quarterly period ended: September 30, 2006

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

                                 Yes [ ] No [x]

As of September 30, 2006 there were 23,566,333 outstanding shares of common stock, par value $0.01.

================================================================================

                            OMEGA VENTURES, INC.


                                    CONTENTS


                                                                     Pages(s)
                                                                     --------
Balance Sheet (Unaudited)                                               1

Statements of Operations (Unaudited)                                    2

Statements of Cash Flows (Unaudited)                                    3

Notes to Financial Statements (Unaudited)                              4-10

                         PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              OMEGA VENTURES, INC.
                                  Balance Sheet
                               September 30, 2006
                                    Unaudited

                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $    22,752
  Prepaid expenses                                                                   4,000
  Investment in marketable securities - available for sale                           3,027
  Investment in marketable securities - available for sale - related party           2,830
                                                                               -----------
TOTAL CURRENT ASSETS                                                                32,609
                                                                               -----------

OTHER ASSETS
  Investment non marketable securities at cost                                      68,397
  Note and interest receivable - related party                                     597,921
                                                                               -----------
TOTAL OTHER ASSETS                                                                 666,318

TOTAL ASSETS                                                                   $   698,927
                                                                               ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $    17,337
  Accounts payable - related party                                                  33,907
                                                                               -----------
TOTAL CURRENT LIABILITIES                                                           51,244
                                                                               -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 60,000,000 shares authorized
      23,566,333 shares issued and outstanding                                     235,663
  Additional paid-in capital                                                     2,498,783
  Accumulated deficit                                                           (2,039,611)
  Accumulated other comprehensive income (loss)                                    (47,152)
                                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                                         647,683
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   698,927
                                                                               ===========

            See accompanying notes to unaudited financial statements

                            OMEGA VENTURES, INC.
                          Statements of Operations
                                (Unaudited)

                                                            Three months ended September 30,     Nine months ended September 30,
                                                                 2006              2005              2006              2005
                                                             ------------      ------------      ------------      ------------
OPERATING EXPENSES
Legal and professional fees                                  $     15,393      $      3,368      $     38,270      $     23,039
General and administrative                                          8,438           101,731            32,286           123,731
                                                             ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                           23,831           105,099            70,556           146,770
                                                             ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                              (23,831)         (105,099)          (70,556)         (146,770)
                                                             ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Gain on sale of available for sale marketable securities               --            47,433             1,147           340,165
Gain on sale of non-marketable securities                           3,009            42,295            25,408           206,086
Other income                                                           --                --             6,967                --
Interest income                                                     7,422               900            23,315             3,075
Interest expense                                                       --                --                --            (3,000)
                                                             ------------      ------------      ------------      ------------
TOTAL OTHER INCOME                                                 10,431            90,628            56,837           546,326
                                                             ------------      ------------      ------------      ------------

Net Income (Loss)                                            $    (13,400)     $    (14,471)     $    (13,719)     $    399,556
                                                             ============      ============      ============      ============

COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) on available for sale
         marketable securities                                     (7,583)         (120,584)          (24,210)           74,561

Total Comprehensive Income (Loss)                            $    (20,983)     $   (135,055)     $    (37,929)     $    474,117
                                                             ============      ============      ============      ============

Net Income (Loss) Per Share - Basic and Diluted              $         --      $         --      $         --      $       0.02
                                                             ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         during the period - basic and diluted                 23,566,333        23,566,333        23,566,333        23,566,333
                                                             ============      ============      ============      ============






            See accompanying notes to unaudited financial statements

                            OMEGA VENTURES, INC.
                          Statements of Cash Flows
                                (Unaudited)

                                                                     Nine months ended September 30,
                                                                        2006              2005
                                                                     ---------         ---------
Cash Flows from Operating Activities:
Net income (loss)                                                    $ (13,719)        $ 399,556
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Consulting fees paid for with investment shares                          1,065                --
Gain on sale of available for sale marketable securities                (1,147)         (340,165)
Gain on sale of non-marketable securities                              (25,408)         (206,086)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Prepaid and other assets                                              (4,000)            1,100
  Due from affiliate                                                     5,000            (5,000)
  Accrued interest receivable                                          (22,921)               --
  Accrued interest receivable - repayment                                   --            11,031
Increase (decrease) in:
  Accounts payable and accrued liabilities                              (2,032)           (5,725)
  Account payable, related party                                        25,754            26,819
  Other                                                                     --                --
                                                                     ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                  (37,408)         (118,470)
                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of convertible note receivable                                  --           261,000
  Purchase of marketable securities                                     (1,429)          (47,600)
  Proceeds from sale of available for sale marketable securities         1,631           370,095
  Proceeds from sale of non-marketable securities                       26,531           211,078
                                                                     ---------         ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               26,733           794,573
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable - related party                                 --          (110,000)
                                                                     ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                       --          (110,000)
                                                                     ---------         ---------

Net Increase (Decrease) in Cash                                      $ (10,675)        $ 566,103

Cash at Beginning of Period                                             33,427            42,597
                                                                     ---------         ---------

CASH AT END OF PERIOD                                                $  22,752         $ 608,700
                                                                     =========         =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                        $                 $      --
                                                                     =========         =========
     Taxes                                                           $      --         $      --
                                                                     =========         =========

            See accompanying notes to unaudited financial statements

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

         Omega Ventures, Inc. ("Omega") ("The Company") was incorporated in the state of Nevada on May 14, 1999.

         Omega's operating focus had been online marketing. The Company has not generated any revenues from this business through September 30, 2006. The Company continues to seek a merger, combination or consolidation with a suitable candidate. In the event an acceptable merger or acquisition candidate is found, the Company intends to effect the transaction utilizing any combination of common stock, cash on hand, marketable securities, non-marketable securities, or other funding sources available to us. (See Note 8 - Subsequent Events)

         (B) MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES

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

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

         The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the nine months ended September 30, 2006 and 2005, respectively.

         (C) CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in available for sale marketable securities.

         The Company holds approximately 70,739 common shares of AngelCiti Entertainment Inc.'s "Angelciti" publicly traded common stock at September 30, 2006 having a fair value of $2,830. All AngelCiti shares are currently being treated as marketable securities pursuant to SFAS 115.

         The Company also holds approximately 400,223 common shares of Textechnologies Inc.'s, "Textechnologies" (traded on pink sheets) publicly traded common stock at September 30, 2006 having a cost basis of $68,397. These shares were received as a result of a reorganization and reverse split of the Midas Entertainment Inc.'s "Midas" shareholdings. All Textechnologies shares are currently being treated as non-marketable securities. (See Note 3(B))

         (D) NET LOSS PER SHARE

         SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same since the inclusion of any common stock equivalents in the diluted computation for periods with a net loss would be anti-dilutive. For periods with net income, basic and diluted EPS are the same since there were no dilutive securities outstanding. At September 30, 2006 and 2005, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

NOTE 3 AVAILABLE FOR SALE MARKETABLE SECURITIES AND NON-MARKETABLE SECURITIES
-----------------------------------------------------------------------------

         (A) AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at September 30, 2006, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale.

         During the nine months ended September 30, 2006, the Company sold 980 shares of Nanoforce Inc.'s common stock for net proceeds of $1,590. In addition to the selling of shares, the company transferred 18,000 shares of Asante Inc's common stock to a consulting firm for services rendered for deemed proceeds of $1,065, reflecting the closing price of stock on the date of the transaction.

         During the nine months ended September 30, 2006, the Company bought 439 shares of Excelsior Biotechnologies Inc's common stock for $1,429.

         During the nine months ended September 30, 2006 the Company recognized a gain on disposal of Available for Sale Marketable Securities of $1,147 and $340,165 for the same period in 2005.

         There was no activity relating to shares held in AngelCiti during the nine months ended September 30, 2006. (See Note 7)

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


         Shares held at December 31, 2005                        70,739

         Activity relating to shares held in Nanoforce during the nine months ended September 30, 2006 was as follows:

         Shares held December 31, 2005                                      98
         Stock split                                                        882
         Shares sold                                                       (980)
                                                                       --------
         Shares held at September 30, 2006                                   --
                                                                       ========

         Activity relating to shares held in Targetviewz (name changed from Excelsior Biotechnology) during the nine months ended September 30, 2006 was as follows:

         Shares held at December 31, 2005                                 6,600
         Shares bought                                                      439
                                                                       --------
         Shares held at September 30, 2006                                7,039
                                                                       ========

         Activity relating to shares held in Regaltech Inc. (name changed to Asante Networks Inc.) during the nine months ended September 30, 2006 was as follows:

         Shares held at December 31, 2005                                 1,800
         Stock Split, additional shares                                  16,200
         Shares swapped for services                                    (18,000)
                                                                       --------
         Shares held at September 30, 2006                                   --
                                                                       ========

         The composition of the Company's Available for Sale Marketable Securities at September 30, 2006 is as follows:

                                                          Unrealized
                            Cost         Fair Value       Gain (Loss)
                         ---------      -----------       -----------
         AngelCiti       $  30,683      $   2,830         $ (27,853)
         Targetviewz        22,326          3,027           (19,299)


         There have been no impairment losses charged to the statements of operations associated with these available for sale marketable securities for the nine months ended September 30, 2006 and 2005, respectively.

         (B) NON-MARKETABLE SECURITIES

         In July and August 2004, the Company borrowed $54,000 and $6,000, respectively, from an unrelated third party to purchase 1,800,000 common shares of Midas and a 19.8% interest in a private entity. The loan was repaid in February 2005. (See Note 6) On August 1, 2006 Midas Entertainment underwent a reorganization and a reverse share split of 1 share for 100. The name has changed to Textechnologies Inc. The cost

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


         basis of Textechnologies is approximately $0.17 per share. Although Textechnologies is traded on the pink sheets and has a daily quotation, the stock is thinly traded. In addition, the potential restriction on sale of the Textechnologies stock significantly affects the marketability of these securities. As a result, management has determined that SFAS 115 will not be applied to the Company's holdings of Textechnologies common stock. The investment will be carried and reported under the cost method pursuant to APB 18. Therefore, there are no associated unrealized gains and losses.

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

         During 2005, Midas Entertainment declared a 20 for 1 stock split resulting in further shares owned by Omega Ventures.

         Activity relating to Textechnologies/Midas shares held by the Company during the nine months ended September 30, 2006 was as follows:

         Shares held at December 31, 2005                 40,221,020
         Shares acquired                                           0
         Shares sold                                        (148,700)
                                                         -----------
         Shares held prior to reorganization              40,072,320
         Shares surrendered in reorganization            (40,072,320)
         Shares in Textechnologies Inc. received             400,723
         Shares sold
         Shares held at September 30, 2006                      (500)
                                                             400,223
                                                         ===========

         The composition of Non-Marketable Securities at September 30, 2006 is as follows:

                                                       Unrealized
                         Cost         Fair Value       Gain (Loss)
                      ---------      -----------       -----------
                      $  68,397      $   68,397        $        --

         There have been no impairment losses charged to the statements of operations associated with these Non-Marketable Securities for the nine months ended September 30, 2006 and 2005, respectively.

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 4 INCOME TAXES

There was no income tax expense for the nine months ended September 30, 2006 (Unaudited) and the year ended December 31, 2005 due to the Company's utilization of net operating loss carryforwards.

The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2006 (Unaudited) and December 31, 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                         2006           2005
                                                      ----------    ----------
Computed "expected" tax expense (benefit)             $       --    $  135,254
Utilization of net operating loss carryforward                --      (135,254)
                                                      ----------    ----------
                                                      $       --    $       --
                                                      ==========    ==========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2006 (Unaudited) are as follows:

Deferred tax assets:
Net operating loss carryforward                         (184,919)
                                                      ----------
Total gross deferred tax assets                         (184,919)
Less valuation allowance                                 184,919
                                                      ----------
Net deferred tax assets                               $       --
                                                      ==========

During the nine months ended September 30, 2006, the Company reported no net income. The Company has not recorded a provision for income taxes since the tax effect of the net operating loss carryforward exceeded the provision.

The Company has a net operating loss carryforward of approximately $543,879 available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to the change in control, which occurred on April 15, 2004.

The valuation allowance at December 31, 2005 was $184,919. There was no change in the valuation allowance for the nine months ended September 30, 2006.

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

                             OMEGA VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

NOTE 7 RELATED PARTY
--------------------

As of September 30, 2006, the Company had a related party account payable to Commercial L.T. Baroda of $33,907.

On December 13, 2005, the Company received two promissory notes from a related company for cash loans; one for $350,000 and another for $225,000. Both notes are due December 31, 2007 and carry a 5% interest rate, payable upon maturity. Accrued interest totaled $22,921 as of September 30, 2006. (See Note 5)

The Company holds approximately 70,739 common shares of Angelciti Entertainment Inc.'s publicly traded common stock at September 30, 2006 having a fair value of $2,830. All Angelciti shares are currently being treated as marketable securities pursuant to SFAS 115. (See Note 3 (A))

NOTE 8 SUBSEQUENT EVENTS
------------------------

As of the date of this Report, we are engaged in merger negotiations with OTC Corporate Service Transfer Co., Inc. However, no assurance is given that we will close on said merger agreement, or operate profitably thereafter. In furtherance of these discussions, we have issued a deposit of 20,000,000 of our common shares to OTC's principal shareholder. These contingently returnable shares are neither issued nor outstanding for accounting purposes as of September 30, 2006. These shares must be surrendered and returned to us if the merger does not close by December 31, 2006.

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

The discussion of our financial condition and plan of operation should be read in conjunction with our unaudited financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2006

We recorded no operating income during the three or nine month periods ending September 30, 2006 or the same period of the prior year. However, we recorded $3,009 and $26,555 of gains on the sale of securities, respectively, for the three and nine month periods ending September 30, 2006 and $89,728 and $546,251 of gains on the sale of securities, respectively, for the three and nine month periods of the prior year. For the three and nine month periods ending September 30, 2006, we realized a net loss of $13,400 and $13,719, respectively, as contrasted with a net loss of $14,471 and net income of $399,556, for the same periods of the prior year. Our recent losses reflect the decreased sales of our marketable and non-marketable securities, which were, for the most part, attributable to the decrease in market price of the shares that we held. As of September 30, 2006, we held approximately 70,739 Angelciti common shares having a fair value of $2,830. As of September 30, 2006, we held approximately 400,223 common shares of Textechnologies Inc. (formerly known as Midas Entertainment, Inc.), having a cost basis of $68,397. We intend to sell available for sale marketable securities and non-marketable securities in the future as market conditions permit but offer no assurance that such opportunities will arise.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash of $22,752, marketable securities of $5,857, non-marketable securities of $68,397 and a working capital deficit of $18,635. We intend to sell additional marketable and non-marketable securities to fund our ongoing cash flow needs in the future as market conditions permit. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

PLAN OF OPERATION

We had been engaged as consultants to the online gaming industry but had not conducted any consulting business during the quarter ending September 30, 2006. Given the uncertainties surrounding our new business direction, we are focusing our efforts on merging with or acquiring a suitable operating business. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, marketable securities, or other funding sources available to us. As of the date of this Report, we are engaged in merger negotiations with OTC Corporate Transfer Service Co., Inc. ("OTC"). While we believe that this transaction will formally close during the fourth calendar quarter of this year, no assurance is given that we will do so, or operate profitably thereafter. In furtherance of these discussions, we have issued 20,000,000 of our common shares to OTC's principal shareholder. These shares must be surrendered and returned to us if the merger does not close by December 31, 2006.

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

                          PART II. - OTHER INFORMATION


Item 1   Legal Proceedings

We are not subject to any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

As of July 11, 2006, we issued 20,000,000 shares of our common stock to Toni Zaks, president of OTC for services rendered and her agreement to merge OTC with and into the Company. These shares must be surrendered to the Company if the Company and OTC do not consummate their merger by December 31, 2006. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No commissions or other remuneration were paid in connection with the issuance of these shares.

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

         None

Item 5. Other information. - On August 21, 2006, Lawrence Hartman resigned as an officer and director of the Company. He was replaced by Toni Zaks.

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

                  2.  Financial Statement Schedules

                         None

         (b) The following exhibits are incorporated by reference as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

 Exhibit No.    Description
-------------   -------------------------------------------------------
   3.1          Articles of Incorporation, as amended*

   3.2          Bylaws, as amended*
  14.1          Code of Ethics**
  21.1          Names of Subsidiaries***
  31.1          Rule 13a-14(a)/15d-14(a) Certification of Toni Zaks
  32.1 Certification Pursuant to 18 U.S.C Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                              Omega Ventures, Inc.

Dated: November 14, 2006

                                             By: /s/ TONI ZAKS
                                                 -------------------------------
                                                 Toni Zaks, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 14, 2006

                                             By: /s/ TONI ZAKS
                                                 -------------------------------
                                                Toni Zaks, CEO, CFO and Director