Form 10QSB/A
period 2006-03-31
OMEGA VENTURES INC
filed 2007-03-01
CIK 1133153

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  Form 10-QSB/A

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

                                 Yes [ ] No [x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

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



Dated: February 27, 2007

                                     Omega Ventures, Inc.


                                     By: /s/ TONI ZAKS
                                         -------------------------------------
                                         Toni Zaks, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2007

                                     By: /s/ TONI ZAKS
                                         -------------------------------------
                                         Toni Zaks, CEO, CFO and Director