Form 10QSB/A
period 2006-06-30
OMEGA VENTURES INC
filed 2007-03-01
CIK 1133153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A

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


                                                    Omega Ventures, Inc.


         Dated: February 27, 2007           By: /s/ TONI ZAKS
                                                --------------------------------
                                                Toni Zaks, CEO



In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.



         Dated: February 27, 2007           By: /s/ TONI ZAKS
                                                --------------------------------
                                                Toni Zaks, CEO, CFO
                                                and Director